Form 10-Q
period 2025-03-31
New Pluto Global, Inc.
filed 2025-05-14
CIK 2041610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 333-282985
New Pluto Global, Inc.*
(Exact name of registrant as specified in its charter)

Delaware	99-3917985
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Paramount Global
1515 Broadway
New York,	New York	10036
(212) 258-6000
(Address, including zip code, and telephone numbers, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
None	N/A	N/A
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☒    No ☐
As of May 13, 2025, there were 1,000 outstanding shares of the registrant’s common stock, $0.001 par value per share.
The registrant meets the conditions set forth in General Instructions (H)(1)(a) and (b) of Form 10-Q and therefore is filing this form with the reduced disclosure format permitted by Form 10-Q.
*The registrant is currently named New Pluto Global, Inc. The registrant plans to change its name to “Paramount Skydance Corporation” following the completion of the transactions described herein.

EXPLANATORY NOTE
New Pluto Global, Inc. (the “Company”), a Delaware Corporation, was formed on June 3, 2024 for purposes of consummating the transactions described herein, and is a wholly-owned, direct subsidiary of Paramount Global. On February 13, 2025, the United States Securities and Exchange Commission (the “SEC”) declared effective the Registration Statement on Form S-4, as amended (the “Registration Statement”), of the Company. The Company has not commenced operations, has no assets or liabilities, and has not engaged in any significant activities other than those related to its formation from its incorporation on June 3, 2024 through March 31, 2025.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
NEW PLUTO GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(In whole dollars)

Three Months Ended March 31, 2025
Revenues	$—
Operating expenses	—
Other items	—
Earnings before income taxes	—
Provision for income taxes	—
Net earnings	$—

Earnings per common share - basic and diluted	$—
Weighted average number of common shares outstanding - basic and diluted	1,000

See notes to consolidated financial statements.

NEW PLUTO GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In whole dollars)

Three Months Ended March 31, 2025
Net earnings	$—
Other comprehensive income before taxes	—
Provision for income taxes	—
Comprehensive income	$—
See notes to consolidated financial statements.

NEW PLUTO GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In whole dollars)

	At	At
	March 31, 2025	December 31, 2024
ASSETS
Current assets	$—	$—
Other assets	—	—
Total Assets	$—	$—
LIABILITIES AND EQUITY
Current liabilities	$—	$—
Other liabilities	—	—

Commitments and contingencies

Equity:
Common Stock, par value $.001 per share; 1,000 shares authorized; 1,000 (2025 and 2024) shares issued	1	1
Additional paid-in capital	—	—
Due from shareholder	(1)	(1)
Retained earnings	—	—
Accumulated other comprehensive loss	—	—
Total Equity	—	—
Total Liabilities and Equity	$—	$—
See notes to consolidated financial statements.

NEW PLUTO GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In whole dollars)

Three Months Ended March 31, 2025
Operating Activities

Net earnings	$—
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Change in assets and liabilities	—
Net cash flow provided by operating activities	—
Investing Activities

Net cash flow provided by investing activities	—
Financing Activities

Net cash flow provided by financing activities	—
Net increase in cash and cash equivalents	—
Cash and cash equivalents at beginning of year	—
Cash and cash equivalents at end of year	$—
See notes to consolidated financial statements.

NEW PLUTO GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(In whole dollars)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Due from Shareholder	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	(Shares)
December 31, 2024	1,000	$1	$—	$—	$(1)	$—	$—	$—
Net earnings	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—
March 31, 2025	1,000	$1	$—	$—	$(1)	$—	$—	$—
See notes to consolidated financial statements.

NEW PLUTO GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION
Description of Business—New Pluto Global, Inc., a Delaware corporation, was formed on June 3, 2024 for purposes of consummating the Transactions described below and is a wholly-owned, direct subsidiary of Paramount Global (“Paramount”), a Delaware corporation. New Pluto Global, Inc. is referred to herein as “New Paramount” or the “Company”. The Company has three wholly-owned direct subsidiaries, Pluto Merger Sub, Inc. and Pluto Merger Sub II, Inc., both of which are Delaware corporations, and Sparrow Merger Sub, LLC, a California limited liability company. The Company has not commenced operations, has no assets or liabilities, and has not engaged in any significant activities other than those related to its formation from its incorporation on June 3, 2024 through March 31, 2025.

On February 13, 2025, the United States Securities and Exchange Commission (the “SEC”) declared effective the Registration Statement on Form S-4, as amended, of the Company to register shares of its common stock, par value $0.001 per share, that will be issued in connection with a transaction agreement (the “Transaction Agreement”) that the Company and Paramount entered into on July 7, 2024 with Skydance Media, LLC, a California limited liability company (“Skydance”), and other parties, pursuant to which Paramount and Skydance will become subsidiaries of New Paramount (the transactions contemplated by the Transaction Agreement, the “Transactions”). Immediately following the completion of the Transactions, New Paramount will be renamed Paramount Skydance Corporation.

Concurrent with the execution of the Transaction Agreement, certain affiliates of existing investors of Skydance (the “NAI Equity Investors”), including entities controlled by members of the Ellison Family, and affiliates of RedBird Capital Partners, entered into an agreement with National Amusements, Inc. (“NAI”), the controlling stockholder of Paramount, to purchase all of the outstanding equity interests of NAI (the “NAI Transaction”). In addition, the NAI Equity Investors and certain other affiliates of investors of Skydance will make an investment of up to $6.0 billion into New Paramount in exchange for up to 400 million newly issued shares of Class B Common Stock of New Paramount (“New Paramount Class B Common Stock”), subject to ratable reduction, for a purchase price of $15.00 per share, and the NAI Equity Investors will also receive warrants to purchase 200 million shares of New Paramount Class B Common Stock at an initial exercise price of $30.50 per share (subject to customary anti-dilution adjustments), which expire five years after issuance. Up to $4.5 billion of the proceeds from this investment will be used to fund the cash-stock election discussed below and a minimum of $1.5 billion of cash (less a subscription discount of 1.875%) will remain at New Paramount. If the cash-stock elections are undersubscribed, up to an additional $1.5 billion (less a subscription discount of 1.875%) of the unused portion of the $4.5 billion will also remain at New Paramount.

The Transactions will also include: (1) a transaction pursuant to which existing Skydance investors will receive 317 million shares of New Paramount Class B Common Stock, and (2) a cash-stock election pursuant to which (a) shares of Paramount’s Class A Common Stock held by stockholders other than NAI will be converted, at the stockholders’ election, into the right to receive either $23.00 in cash or 1.5333 shares of New Paramount Class B Common Stock, and (b) shares of Paramount’s Class B Common Stock held by stockholders other than NAI, the NAI Equity Investors and certain other affiliates of investors of Skydance referred to above will be converted, at the stockholders’ election, into the right to receive either $15.00 in cash (subject to proration) or one share of New Paramount Class B Common Stock. The shares that are settled in cash will cease to exist after the completion of the Transactions.

At the closing of the Transactions, Paramount’s voting Class A Common Stock and non-voting Class B Common Stock (currently listed and traded on The Nasdaq Stock Market LLC under the symbols “PARAA” and “PARA,” respectively) will cease to be listed, and only the shares of New Paramount Class B Common Stock will be listed

NEW PLUTO GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

on The Nasdaq Stock Market LLC. New Paramount Class B Common Stock will not have any voting rights while shares of New Paramount Class A Common Stock (the “New Paramount Class A Common Stock” together with New Paramount Class B Common Stock, the “New Paramount Common Stock”) will be entitled to one vote per share with respect to all matters on which the holders of New Paramount Common Stock are entitled to vote. Following the Transactions, NAI and its applicable subsidiaries will hold 100% of the New Paramount Class A Common Stock.

The Transactions are subject to customary closing conditions, including regulatory approvals, and are expected to close in the first half of 2025. Consummation of the foregoing transactions is also subject to the contemporaneous consummation of each other transaction described above. In the event of a termination of the Transaction Agreement under certain specified circumstances, Paramount will be required to pay Skydance a termination fee in the amount of $400 million.

Following the closing of the Transactions, New Paramount intends to fully and unconditionally guarantee the senior and junior debt of Paramount. At March 31, 2025, Paramount’s senior notes and debentures had an aggregate face value of $13.33 billion with maturity dates between 2026 and 2050, and its junior debt was comprised of $650 million junior subordinated debentures due 2057 and $1.0 billion junior subordinated debentures due 2062.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the applicable periods presented. Actual results may vary from these estimates under different assumptions or conditions.
2) EQUITY
At March 31, 2025, the Company was authorized to issue 1,000 shares of common stock, par value $0.001 per share. At March 31, 2025, 1,000 shares of the Company’s common stock were issued and outstanding. All such issued and outstanding shares were held by Paramount.

“Due from shareholder” on the Consolidated Balance Sheet represents a receivable from Paramount of $1 in connection with the issuance of the Company’s common stock.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition.
Management’s discussion and analysis of the results of operations and financial condition of New Pluto Global Inc. should be read in conjunction with the consolidated financial statements and related notes in our Special Report on Form 10-K for the year ended December 31, 2024. References in this document to “New Paramount,” the “Company,” “we,” “us” and “our” refer to New Pluto Global Inc.

On February 13, 2025, the United States Securities and Exchange Commission (the “SEC”) declared effective the Registration Statement on Form S-4, as amended, of the Company to register shares of its common stock, par value $0.001 per share, that will be issued in connection with a transaction agreement (the “Transaction Agreement”) that the Company and Paramount entered into on July 7, 2024 with Skydance Media, LLC, a California limited liability company (“Skydance”), and other parties, pursuant to which Paramount and Skydance will become subsidiaries of New Paramount (the transactions contemplated by the Transaction Agreement, the “Transactions”). New Paramount has not commenced operations, has no assets or liabilities, and has not engaged in any significant activities other than those related to its formation from its incorporation on June 3, 2024 through March 31, 2025. Immediately following the completion of the Transactions, New Paramount will be renamed Paramount Skydance Corporation.

Concurrent with the execution of the Transaction Agreement, certain affiliates of existing investors of Skydance (the “NAI Equity Investors”), including entities controlled by members of the Ellison Family, and affiliates of RedBird Capital Partners, entered into an agreement with National Amusements, Inc. (“NAI”), the controlling stockholder of Paramount, to purchase all of the outstanding equity interests of NAI (the “NAI Transaction”). In addition, the NAI Equity Investors and certain other affiliates of investors of Skydance will make an investment of up to $6.0 billion into New Paramount in exchange for up to 400 million newly issued shares of Class B Common Stock of New Paramount (“New Paramount Class B Common Stock”), subject to ratable reduction, for a purchase price of $15.00 per share, and the NAI Equity Investors will also receive warrants to purchase 200 million shares of New Paramount Class B Common Stock at an initial exercise price of $30.50 per share (subject to customary anti-dilution adjustments), which expire five years after issuance. Up to $4.5 billion of the proceeds from this investment will be used to fund the cash-stock election discussed below and a minimum of $1.5 billion of cash (less a subscription discount of 1.875%) will remain at New Paramount. If the cash-stock elections are undersubscribed, up to an additional $1.5 billion (less a subscription discount of 1.875%) of the unused portion of the $4.5 billion will also remain at New Paramount.

The Transactions will also include: (1) a transaction pursuant to which existing Skydance investors will receive 317 million shares of New Paramount Class B Common Stock, and (2) a cash-stock election pursuant to which (a) shares of Paramount’s Class A Common Stock held by stockholders other than NAI will be converted, at the stockholders’ election, into the right to receive either $23.00 in cash or 1.5333 shares of New Paramount Class B Common Stock, and (b) shares of Paramount’s Class B Common Stock held by stockholders other than NAI, the NAI Equity Investors and certain other affiliates of investors of Skydance referred to above will be converted, at the stockholders’ election, into the right to receive either $15.00 in cash (subject to proration) or one share of New Paramount Class B Common Stock. The shares that are settled in cash will cease to exist after the completion of the Transactions.

The Transactions are subject to customary closing conditions, including regulatory approvals, and are expected to close in the first half of 2025. Consummation of the foregoing transactions is also subject to the contemporaneous consummation of each other transaction described above. In the event of a termination of the Transaction Agreement under certain specified circumstances, Paramount will be required to pay Skydance a termination fee in the amount of $400 million.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)

Following the closing of the Transactions, New Paramount intends to fully and unconditionally guarantee the senior and junior debt of Paramount. At March 31, 2025, Paramount’s senior notes and debentures had an aggregate face value of $13.33 billion with maturity dates between 2026 and 2050, and its junior debt was comprised of $650 million junior subordinated debentures due 2057 and $1.0 billion junior subordinated debentures due 2062.

Item 4.	Controls and Procedures.
Our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934, as amended.

No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

Item 1A.	Risk Factors.
During the period covered by this report, the Company did not conduct any significant activities other than those related to its formation and the matters contemplated by the Transactions. See “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” in the Company’s Registration Statement on Form S-4 (File No. 333-282985) filed with and declared effective by the Securities and Exchange Commission on February 13, 2025, which is incorporated by reference herein.

Item 6.	Exhibits.

Exhibit No.		Description of Document
(31)		Rule 13a‑14(a)/15d‑14(a) Certifications
(a)
Certification of the principal executive officer of New Pluto Global, Inc. pursuant to Rule 13a‑14(a) or 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 (filed herewith).

(b)
Certification of the principal financial officer of New Pluto Global, Inc. pursuant to Rule 13a‑14(a) or 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 (filed herewith).

(32)		Section 1350 Certifications
(a)
Certification of the principal executive officer of New Pluto Global, Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002 (furnished herewith).

(b)
Certification of the principal financial officer of New Pluto Global, Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002 (furnished herewith).

(101)		Interactive Data File
101. INS XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101. SCH XBRL Taxonomy Extension Schema.
101. CAL XBRL Taxonomy Extension Calculation Linkbase.
101. DEF XBRL Taxonomy Extension Definition Linkbase.
101. LAB XBRL Taxonomy Extension Label Linkbase.
101. PRE XBRL Taxonomy Extension Presentation Linkbase.
(104)		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW PLUTO GLOBAL, INC. (Registrant)

Date: May 14, 2025	/s/ Naveen Chopra
Naveen Chopra Executive Vice President and Chief Financial Officer

Date: May 14, 2025	/s/ Katherine Gill-Charest
Katherine Gill-Charest Chief Accounting Officer