Form 10-Q
period 2025-06-30
New Pluto Global, Inc.
filed 2025-08-01
CIK 2041610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☒    No ☐
As of July 31, 2025, there were 1,000 outstanding shares of the registrant’s common stock, $0.001 par value per share.
The registrant meets the conditions set forth in General Instructions (H)(1)(a) and (b) of Form 10-Q and therefore is filing this form with the reduced disclosure format permitted by Form 10-Q.
*The registrant is currently named New Pluto Global, Inc. The registrant plans to change its name to “Paramount Skydance Corporation” following the completion of the transactions described herein.

TABLE OF CONTENTS

		Page

	Explanatory Note.	3

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Consolidated Statement of Operations for the Three and Six Months Ended June 30, 2025 and for the Period from June 3, 2024 (Date of Incorporation) to June 30, 2024	4

	Consolidated Statement of Comprehensive Income for the Three and Six Months Ended June 30, 2025 and for the Period from June 3, 2024 (Date of Incorporation) to June 30, 2024	5

	Consolidated Balance Sheet at June 30, 2025 and December 31, 2024	6

	Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2025 and for the Period from June 3, 2024 (Date of Incorporation) to June 30, 2024	7

	Consolidated Statement of Equity for the Three and Six Months Ended June 30, 2025 and for the Period from June 3, 2024 (Date of Incorporation) to June 30, 2024	8

	Notes to Consolidated Financial Statements.	9

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition.	11

Item 4.	Controls and Procedures.	13

	PART II - OTHER INFORMATION

Item 1A.	Risk Factors.	13

Item 6.	Exhibits.	14

EXPLANATORY NOTE
New Pluto Global, Inc. (the “Company”), a Delaware Corporation, was formed on June 3, 2024 for purposes of consummating the transactions described herein, and is a wholly-owned, direct subsidiary of Paramount Global. On February 13, 2025, the United States Securities and Exchange Commission (the “SEC”) declared effective the Registration Statement on Form S-4, as amended (the “Registration Statement”), of the Company. The Company has not commenced operations, has no assets or liabilities, and has not engaged in any significant activities other than those related to its formation from its incorporation on June 3, 2024 through June 30, 2025.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
NEW PLUTO GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(In whole dollars)

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025	Period From June 3, 2024 to June 30, 2024
Revenues	$—	$—	$—
Operating expenses	—	—	—
Other items	—	—	—
Earnings before income taxes	—	—	—
Provision for income taxes	—	—	—
Net earnings	$—	$—	$—

Earnings per common share - basic and diluted	$—	$—	$—
Weighted average number of common shares outstanding - basic and diluted	1,000	1,000	1,000

See notes to consolidated financial statements.

NEW PLUTO GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In whole dollars)

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025	Period From June 3, 2024 to June 30, 2024
Net earnings	$—	$—	$—
Other comprehensive income before taxes	—	—	—
Provision for income taxes	—	—	—
Comprehensive income	$—	$—	$—
See notes to consolidated financial statements.

NEW PLUTO GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In whole dollars)

	At	At
	June 30, 2025	December 31, 2024
ASSETS
Current assets	$—	$—
Other assets	—	—
Total Assets	$—	$—
LIABILITIES AND EQUITY
Current liabilities	$—	$—
Other liabilities	—	—

Commitments and contingencies

Equity:
Common Stock, par value $.001 per share; 1,000 shares authorized; 1,000 (2025 and 2024) shares issued	1	1
Additional paid-in capital	—	—
Due from shareholder	(1)	(1)
Retained earnings	—	—
Accumulated other comprehensive loss	—	—
Total Equity	—	—
Total Liabilities and Equity	$—	$—
See notes to consolidated financial statements.

NEW PLUTO GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In whole dollars)

	Six Months Ended June 30, 2025	Period From June 3, 2024 to June 30, 2024
Operating Activities

Net earnings	$—	$—
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Change in assets and liabilities	—	—
Net cash flow provided by operating activities	—	—
Investing Activities

Net cash flow provided by investing activities	—	—
Financing Activities

Net cash flow provided by financing activities	—	—
Net increase in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$—
See notes to consolidated financial statements.

NEW PLUTO GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(In whole dollars)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Due from Shareholder	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	(Shares)
March 31, 2025	1,000	$1	$—	$—	$(1)	$—	$—	$—
Net earnings	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—
June 30, 2025	1,000	$1	$—	$—	$(1)	$—	$—	$—

	Common Stock		Additional Paid-In Capital	Treasury Stock	Due from Shareholder	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	(Shares)
December 31, 2024	1,000	$1	$—	$—	$(1)	$—	$—	$—
Net earnings	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—
June 30, 2025	1,000	$1	$—	$—	$(1)	$—	$—	$—

	Common Stock		Additional Paid-In Capital	Treasury Stock	Due from Shareholder	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	(Shares)
June 3, 2024	1,000	$1	$—	$—	$(1)	$—	$—	$—
Net earnings	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—
June 30, 2024	1,000	$1	$—	$—	$(1)	$—	$—	$—
See notes to consolidated financial statements.

NEW PLUTO GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION
Description of Business—New Pluto Global, Inc., a Delaware corporation, was formed on June 3, 2024 for purposes of consummating the Transactions described below and is a wholly-owned, direct subsidiary of Paramount Global (“Paramount”), a Delaware corporation. New Pluto Global, Inc. is referred to herein as “New Paramount” or the “Company”. The Company has three wholly-owned direct subsidiaries, Pluto Merger Sub, Inc. and Pluto Merger Sub II, Inc., both of which are Delaware corporations, and Sparrow Merger Sub, LLC, a California limited liability company. The Company has not commenced operations, has no assets or liabilities, and has not engaged in any significant activities other than those related to its formation from its incorporation on June 3, 2024 through June 30, 2025.

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

At the closing of the Transactions, Paramount’s voting Class A Common Stock and non-voting Class B Common Stock (currently listed and traded on The Nasdaq Stock Market LLC under the symbols “PARAA” and “PARA,” respectively) will cease to be listed. Following the closing of the Transactions shares of New Paramount Class B

NEW PLUTO GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Common Stock, par value $0.001 are expected to begin trading on the Nasdaq Stock Market LLC under the ticker symbol “PSKY”. New Paramount Class A common stock will not be listed for trading on a stock exchange. New Paramount Class B Common Stock will not have any voting rights while shares of New Paramount Class A Common Stock (the “New Paramount Class A Common Stock” together with New Paramount Class B Common Stock, the “New Paramount Common Stock”) will be entitled to one vote per share with respect to all matters on which the holders of New Paramount Common Stock are entitled to vote. Following the Transactions, NAI and its applicable subsidiaries will hold 100% of the New Paramount Class A Common Stock.

The Transactions are expected to close on August 7, 2025, subject to customary closing conditions. Consummation of the foregoing transactions is also subject to the contemporaneous consummation of each other transaction described above. In the event of a termination of the Transaction Agreement under certain specified circumstances, Paramount will be required to pay Skydance a termination fee in the amount of $400 million.

Following the closing of the Transactions, New Paramount intends to fully and unconditionally guarantee the senior and junior debt of Paramount. At June 30, 2025, Paramount’s senior notes and debentures had an aggregate face value of $13.33 billion with maturity dates between 2026 and 2050, and its junior debt was comprised of $650 million junior subordinated debentures due 2057 and $1.0 billion junior subordinated debentures due 2062.

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
2) EQUITY
At June 30, 2025, the Company was authorized to issue 1,000 shares of common stock, par value $0.001 per share. At June 30, 2025, 1,000 shares of the Company’s common stock were issued and outstanding. All such issued and outstanding shares were held by Paramount.

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

On February 13, 2025, the United States Securities and Exchange Commission (the “SEC”) declared effective the Registration Statement on Form S-4, as amended, of the Company to register shares of its common stock, par value $0.001 per share, that will be issued in connection with a transaction agreement (the “Transaction Agreement”) that the Company and Paramount entered into on July 7, 2024 with Skydance Media, LLC, a California limited liability company (“Skydance”), and other parties, pursuant to which Paramount and Skydance will become subsidiaries of New Paramount (the transactions contemplated by the Transaction Agreement, the “Transactions”). New Paramount has not commenced operations, has no assets or liabilities, and has not engaged in any significant activities other than those related to its formation from its incorporation on June 3, 2024 through June 30, 2025. Immediately following the completion of the Transactions, New Paramount will be renamed Paramount Skydance Corporation.

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

The Transactions are expected to close on August 7, 2025, subject to customary closing conditions. Consummation of the foregoing transactions is also subject to the contemporaneous consummation of each other transaction described above. In the event of a termination of the Transaction Agreement under certain specified circumstances, Paramount will be required to pay Skydance a termination fee in the amount of $400 million.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)

Following the closing of the Transactions, New Paramount intends to fully and unconditionally guarantee the senior and junior debt of Paramount. At June 30, 2025, Paramount’s senior notes and debentures had an aggregate face value of $13.33 billion with maturity dates between 2026 and 2050, and its junior debt was comprised of $650 million junior subordinated debentures due 2057 and $1.0 billion junior subordinated debentures due 2062.

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

NEW PLUTO GLOBAL, INC. (Registrant)

Date: August 1, 2025	/s/ Andrew Warren
Andrew Warren Executive Vice President, Interim Chief Financial Officer

Date: August 1, 2025	/s/ Katherine Gill-Charest
Katherine Gill-Charest Chief Accounting Officer