Form 10-Q
period 2025-09-30
Paramount Skydance Corp
filed 2025-11-10
CIK 2041610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission File Number 001-42791
Paramount Skydance Corporation
(Exact name of registrant as specified in its charter)

Delaware			99-3917985
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

1515 Broadway	New York,	New York	10036
(Address of principal executive offices)			(Zip Code)
(212) 258-6000
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class B Common Stock, $0.001 par value	PSKY	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
Number of shares of common stock outstanding at November 5, 2025:
Class B Common Stock, par value $.001 per share— 1,071,666,977

PARAMOUNT SKYDANCE CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Successor	Predecessor		Successor	Predecessor
	Period From August 7 - September 30,	Period From July 1 - August 6,	Three Months Ended September 30,	Period From August 7 - September 30,	Period From January 1 - August 6,	Nine Months Ended September 30,
	2025	2025	2024	2025	2025	2024
Revenues	$4,121	$2,581	$6,731	$4,121	$16,622	$21,229
Costs and expenses:
Operating	2,641	1,702	4,342	2,641	11,287	13,745
Programming charges	—	—	—	—	—	1,118
Selling, general and administrative	825	582	1,531	825	3,526	4,772
Depreciation and amortization	226	29	96	226	204	297
Impairment charges	—	—	104	—	157	6,100
Restructuring and transaction-related items	185	188	321	185	454	595
Total costs and expenses	3,877	2,501	6,394	3,877	15,628	26,627
Gain on dispositions	—	—	—	—	35	—
Operating income (loss)	244	80	337	244	1,029	(5,398)
Interest expense	(138)	(85)	(209)	(138)	(516)	(645)
Interest income	24	13	31	24	83	111
Loss from investment	—	—	—	—	—	(4)
Other items, net	(8)	(16)	(39)	(8)	(92)	(126)
Earnings (loss) from continuing operations before income taxes and equity in loss of investee companies	122	(8)	120	122	504	(6,062)
(Provision for) benefit from income taxes	(85)	229	(45)	(85)	79	342
Equity in loss of investee companies, net of tax	(33)	(31)	(59)	(33)	(171)	(221)
Net earnings (loss) from continuing operations	4	190	16	4	412	(5,941)
Net earnings from discontinued operations, net of tax	—	—	5	—	—	14
Net earnings (loss) (Parent and noncontrolling interests)	4	190	21	4	412	(5,927)
Net earnings attributable to noncontrolling interests	(17)	(434)	(20)	(17)	(447)	(39)
Net earnings (loss) attributable to Parent	$(13)	$(244)	$1	$(13)	$(35)	$(5,966)

Amounts attributable to Parent:
Net loss from continuing operations	$(13)	$(244)	$(4)	$(13)	$(35)	$(5,980)
Net earnings from discontinued operations, net of tax	—	—	5	—	—	14
Net earnings (loss) attributable to Parent	$(13)	$(244)	$1	$(13)	$(35)	$(5,966)

Basic net earnings (loss) per common share attributable to Parent:
Net loss from continuing operations	$(.01)	$(.36)	$(.01)	$(.01)	$(.05)	$(9.04)
Net earnings from discontinued operations	$—	$—	$.01	$—	$—	$.02
Net loss	$(.01)	$(.36)	$—	$(.01)	$(.05)	$(9.02)

Diluted net earnings (loss) per common share attributable to Parent:
Net loss from continuing operations	$(.01)	$(.36)	$(.01)	$(.01)	$(.05)	$(9.04)
Net earnings from discontinued operations	$—	$—	$.01	$—	$—	$.02
Net loss	$(.01)	$(.36)	$—	$(.01)	$(.05)	$(9.02)

Weighted average number of common shares outstanding:
Basic	1,098	675	667	1,098	674	663
Diluted	1,098	675	670	1,098	674	663

See notes to consolidated financial statements.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in millions)

	Successor	Predecessor		Successor	Predecessor
	Period From August 7 - September 30,	Period From July 1 - August 6,	Three Months Ended September 30,	Period From August 7 - September 30,	Period From January 1 - August 6,	Nine Months Ended September 30,
	2025	2025	2024	2025	2025	2024
Net earnings (loss) (Parent and noncontrolling interests)	$4	$190	$21	$4	$412	$(5,927)
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	26	(50)	88	26	116	(2)
Decrease to net actuarial loss and prior service costs	—	4	13	—	25	33
Other comprehensive income (loss), net of tax (Parent and noncontrolling interests)	26	(46)	101	26	141	31
Comprehensive income (loss)	30	144	122	30	553	(5,896)
Less: Comprehensive income attributable to noncontrolling interests	18	433	21	18	448	38
Comprehensive income (loss) attributable to Parent	$12	$(289)	$101	$12	$105	$(5,934)
See notes to consolidated financial statements.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)

	Successor	Predecessor
	At	At
	September 30, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$3,263	$2,661
Receivables, net	6,302	6,920
Programming and other inventory	1,776	1,429
Prepaid expenses and other current assets	1,861	1,532
Total current assets	13,202	12,542
Property and equipment, net	2,170	1,566
Programming and other inventory	15,449	13,924
Goodwill	984	10,508
Intangible assets, net	6,566	2,406
Operating lease assets	1,026	1,012
Deferred income tax assets, net	1,200	1,386
Other assets	2,584	2,828
Total Assets	$43,181	$46,172
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$689	$953
Accrued expenses	1,817	2,199
Participants’ share and royalties payable	2,497	2,574
Accrued programming and production costs	1,829	1,720
Deferred revenues	1,615	825
Debt	347	—
Other current liabilities	1,090	1,360
Total current liabilities	9,884	9,631
Long-term debt	13,286	14,501
Participants’ share and royalties payable	1,271	1,310
Pension and postretirement benefit obligations	1,289	1,226
Deferred income tax liabilities, net	221	34
Operating lease liabilities	1,100	1,048
Programming obligations	515	260
Other liabilities	2,344	1,380

Commitments and contingencies (Note 14)

Parent stockholders’ equity:
Class A Common Stock, par value $.001 per share; 55 shares authorized; 32 (2025) and 41 (2024) shares issued	—	—
Class B Common Stock, par value $.001 per share; 5,500 (2025) and 5,000 (2024) shares authorized; 1,066 (2025) and 1,133 (2024) shares issued	1	1
Additional paid-in capital	13,159	33,394
Treasury stock, at cost; — (2025) and 503 (2024) shares of Class B Common Stock	—	(22,958)
Retained earnings (accumulated deficit)	(1,180)	7,487
Accumulated other comprehensive income (loss)	25	(1,604)
Total Parent stockholders’ equity	12,005	16,320
Noncontrolling interests	1,266	462
Total Equity	13,271	16,782
Total Liabilities and Equity	$43,181	$46,172
See notes to consolidated financial statements.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Successor	Predecessor
	Period From August 7 - September 30,	Period From January 1 - August 6,	Nine Months Ended September 30,
	2025	2025	2024
Operating Activities:
Net earnings (loss) (Parent and noncontrolling interests)	$4	$412	$(5,927)
Less: Net earnings from discontinued operations, net of tax	—	—	14
Net earnings (loss) from continuing operations	4	412	(5,941)
Adjustments to reconcile net earnings (loss) from continuing operations to net cash flow provided by operating activities:
Programming charges	—	—	1,118
Depreciation and amortization	226	204	297
Impairment charges	—	157	6,100
Deferred tax (benefit) provision	27	(401)	(622)
Stock-based compensation	59	113	175
Gain on dispositions	—	(35)	—
Loss from investment	—	—	4
Equity in loss of investee companies, net of tax and distributions	33	179	228
Change in assets and liabilities	(81)	(465)	(775)
Net cash flow provided by operating activities	268	164	584
Investing Activities:
Investments	(1)	(205)	(248)
Capital expenditures	(46)	(134)	(151)
Proceeds from dispositions	5	66	37
Other investing activities	—	(3)	(3)
Net cash flow used for investing activities from continuing operations	(42)	(276)	(365)
Net cash flow provided by investing activities from discontinued operations	—	—	48
Net cash flow used for investing activities	(42)	(276)	(317)
Financing Activities:
Repayment of Skydance credit facility	(720)	—	—
Dividends paid on preferred stock	—	—	(29)
Dividends paid on common stock	(33)	(101)	(102)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(63)	(26)	(21)
Payments to noncontrolling interests	(2)	(32)	(120)
Other financing activities	(3)	—	(26)
Net cash flow used for financing activities	(821)	(159)	(298)
Effect of exchange rate changes on cash and cash equivalents	7	70	14
Net decrease in cash and cash equivalents	(588)	(201)	(17)
Cash and cash equivalents at beginning of period (Note 15)	3,851	2,661	2,460
Cash and cash equivalents at end of period (Note 15)	$3,263	$2,460	$2,443
See notes to consolidated financial statements.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in millions)

	Three Months Ended September 30, 2025
	Class A and B Common Stock Outstanding		Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Paramount Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Shares)
June 30, 2025 (Predecessor)	674	$1	$33,455	$(22,958)	$7,626	$(1,419)	$16,705	$406	$17,111
Stock-based compensation activity	—	—	24	—	—	—	24	—	24
Noncontrolling interests	—	—	—	—	—	—	—	34	34
Net earnings (loss)	—	—	—	—	(244)	—	(244)	434	190
Other comprehensive loss	—	—	—	—	—	(45)	(45)	(1)	(46)
Cancellation of treasury stock (Note 10)	—	—	(22,958)	22,958	—	—	—	—	—
August 6, 2025 (Predecessor)	674	1	10,521	—	7,382	(1,464)	16,440	873	17,313
Adjustments to Paramount Global’s basis (Note 2)	—	—	(451)	—	(7,382)	1,464	(6,369)	376	(5,993)
PIPE Transaction (Note 10)	108	—	1,517	—	—	—	1,517	—	1,517
Addition of Skydance	314	—	1,589	—	(1,167)	—	422	—	422
August 7, 2025 (Successor)	1,096	1	13,176	—	(1,167)	—	12,010	1,249	13,259
Stock-based compensation activity	2	—	41	—	—	—	41	—	41
Common stock dividends	—	—	(58)	—	—	—	(58)	—	(58)
Noncontrolling interests	—	—	—	—	—	—	—	(1)	(1)
Net earnings (loss)	—	—	—	—	(13)	—	(13)	17	4
Other comprehensive income	—	—	—	—	—	25	25	1	26
September 30, 2025 (Successor)	1,098	$1	$13,159	$—	$(1,180)	$25	$12,005	$1,266	$13,271

	Nine Months Ended September 30, 2025
	Class A and B Common Stock Outstanding		Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Paramount Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Shares)
December 31, 2024 (Predecessor)	671	$1	$33,394	$(22,958)	$7,487	$(1,604)	$16,320	$462	$16,782
Stock-based compensation activity	3	—	85	—	—	—	85	—	85
Common stock dividends	—	—	—	—	(70)	—	(70)	—	(70)
Noncontrolling interests	—	—	—	—	—	—	—	(37)	(37)
Net earnings (loss)	—	—	—	—	(35)	—	(35)	447	412
Other comprehensive income	—	—	—	—	—	140	140	1	141
Cancellation of treasury stock (Note 10)	—	—	(22,958)	22,958	—	—	—	—	—
August 6, 2025 (Predecessor)	674	1	10,521	—	7,382	(1,464)	16,440	873	17,313
Adjustments to Paramount Global’s basis (Note 2)	—	—	(451)	—	(7,382)	1,464	(6,369)	376	(5,993)
PIPE Transaction (Note 10)	108	—	1,517	—	—	—	1,517	—	1,517
Addition of Skydance	314	—	1,589	—	(1,167)	—	422	—	422
August 7, 2025 (Successor)	1,096	1	13,176	—	(1,167)	—	12,010	1,249	13,259
Stock-based compensation activity	2	—	41	—	—	—	41	—	41
Common stock dividends	—	—	(58)	—	—	—	(58)	—	(58)
Noncontrolling interests	—	—	—	—	—	—	—	(1)	(1)
Net earnings (loss)	—	—	—	—	(13)	—	(13)	17	4
Other comprehensive income	—	—	—	—	—	25	25	1	26
September 30, 2025 (Successor)	1,098	$1	$13,159	$—	$(1,180)	$25	$12,005	$1,266	$13,271
See notes to consolidated financial statements.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(Unaudited; in millions)

	Three Months Ended September 30, 2024
	Class A and B Common Stock Outstanding		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Paramount Stockholders’ Equity	Noncontrolling Interests	Total Equity
(Predecessor)	(Shares)
June 30, 2024	667	$1	$33,299	$(22,958)	$7,779	$(1,624)	$16,497	$449	$16,946
Stock-based compensation activity	—	—	65	—	—	—	65	—	65
Common stock dividends	—	—	—	—	(35)	—	(35)	—	(35)
Noncontrolling interests	—	—	—	—	—	—	—	(23)	(23)
Net earnings	—	—	—	—	1	—	1	20	21
Other comprehensive income	—	—	—	—	—	100	100	1	101
September 30, 2024	667	$1	$33,364	$(22,958)	$7,745	$(1,524)	$16,628	$447	$17,075

	Nine Months Ended September 30, 2024
	Preferred Stock Outstanding		Class A and B Common Stock Outstanding		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Paramount Stockholders’ Equity	Noncontrolling Interests	Total Equity
(Predecessor)	(Shares)		(Shares)
December 31, 2023	10	$—	653	$1	$33,210	$(22,958)	$13,829	$(1,556)	$22,526	$524	$23,050
Stock-based compensation activity	—	—	2	—	154	—	—	—	154	—	154
Stock conversion	(10)	—	12	—	—	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	(14)	—	(14)	—	(14)
Common stock dividends	—	—	—	—	—	—	(104)	—	(104)	—	(104)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	(115)	(115)
Net earnings (loss)	—	—	—	—	—	—	(5,966)	—	(5,966)	39	(5,927)
Other comprehensive income (loss)	—	—	—	—	—	—	—	32	32	(1)	31
September 30, 2024	—	$—	667	$1	$33,364	$(22,958)	$7,745	$(1,524)	$16,628	$447	$17,075
See notes to consolidated financial statements.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in millions, except per share amounts)

1) DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business—Paramount Skydance Corporation is a global media and entertainment company with a portfolio that includes Paramount Pictures, Paramount Television, CBS, CBS News, CBS Sports, Nickelodeon, MTV, BET, Comedy Central, Showtime, Paramount+, Pluto TV, and Skydance's Animation, Film, Television, Interactive/Games, and Sports divisions. The Company is comprised of three segments: TV Media, Direct-to-Consumer, and Filmed Entertainment (see Note 13). We are in the process of transitioning our reporting structure into three new segments: Studios, Direct-to-Consumer, and TV Media, which will be completed and reflected in our Quarterly Report on Form 10-Q for the first quarter of 2026. References to “Paramount,” the “Company,” “we,” “us” and “our” refer to Paramount Skydance Corporation and its consolidated subsidiaries, unless the context otherwise requires.

The NAI Transaction—On August 7, 2025, pursuant to a purchase and sale agreement dated July 7, 2024, certain affiliates of investors in Skydance Media, LLC (“Skydance”), comprised of entities controlled by the Ellison Family (as defined below), and affiliates of RedBird Capital Partners (collectively the “NAI Equity Investors”), purchased all of the outstanding equity interests of National Amusements, Inc. (“NAI”), which had previously been the controlling stockholder of Paramount Global, from the shareholders of NAI (the “NAI Transaction”).

The Transactions—Also on August 7, 2025 (the “Closing Date”), following the completion of the NAI Transaction and pursuant to the Transaction Agreement dated as of July 7, 2024, Paramount Global and Skydance became wholly-owned subsidiaries of Paramount Skydance Corporation (the transactions contemplated by the Transaction Agreement, the “Transactions”). Paramount Skydance Corporation was formerly known as New Pluto Global, Inc., which was formed on June 3, 2024 for purposes of consummating the Transactions and was a wholly-owned direct subsidiary of Paramount Global prior to the closing of the Transactions when, through a series of mergers contemplated by the Transaction Agreement, it became the holding company of Paramount Global and Skydance.

Concurrent with the NAI Transaction, the NAI Equity Investors and certain other affiliates of investors in Skydance made an investment of $6.0 billion into Paramount Skydance Corporation (the “PIPE Transaction”) in exchange for 400 million newly issued shares of Class B common stock of Paramount Skydance Corporation (“Paramount Skydance Corporation Class B Common Stock”) for a purchase price of $15.00 per share, and the NAI Equity Investors also received warrants to purchase 200 million shares of Paramount Skydance Corporation Class B Common Stock at an initial exercise price of $30.50 per share (subject to customary anti-dilution adjustments), which expire five years after issuance. $4.45 billion of the PIPE Transaction investment was used to fund the cash-stock election discussed below and $1.52 billion of cash was provided to the Company.

The Transactions also included: (1) a transaction pursuant to which each outstanding Skydance membership unit held by Skydance investors and each Skydance Phantom Unit was converted into the right to receive the applicable portion of 316.7 million shares of Paramount Skydance Corporation Class B Common Stock (313.8 million shares after reduction in connection with certain tax withholding requirements), and (2) a cash-stock election offered to holders of Paramount Global common stock pursuant to which (a) shares of Paramount Global Class A Common Stock held by stockholders other than NAI or its subsidiaries were converted, at the stockholders’ election, into the right to receive either $23.00 in cash (“Class A Cash Consideration”) or 1.5333 shares of Paramount Skydance Corporation Class B Common Stock (“Class A Stock Consideration”), and (b) shares of Paramount Global Class B Common Stock held by stockholders other than NAI or its subsidiaries, the NAI Equity Investors and certain other affiliates of investors in Skydance referred to above were converted, at the stockholders’ election, into the right to receive either $15.00 in cash (“Class B Cash Consideration”), subject to proration, or one share of Paramount Skydance Corporation Class B Common Stock (“Class B Stock Consideration”). The shares of Paramount Class A Common Stock held by NAI and its subsidiaries converted into shares of Class A common stock, par value $0.001 per share. Shares of Paramount Global Class A Common Stock for which elections to receive Class A Cash

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Consideration or Class A Stock Consideration were not made or were validly revoked were automatically converted into Class A Stock Consideration. Shares of Paramount Global Class B Common Stock for which elections to receive Class B Cash Consideration were not made or were validly revoked were converted automatically into one share of Paramount Skydance Corporation Class B Common Stock. See Note 10.

Shares of Paramount Skydance Corporation Class B Common Stock now trade on the Nasdaq Stock Market LLC (“Nasdaq”) under the ticker symbol “PSKY”. All shares of Paramount Global Class A Common Stock and Class B Common Stock have been delisted from Nasdaq and have been cancelled and ceased to exist.

Holders of shares of Class A common stock of Paramount Skydance Corporation (“Paramount Skydance Corporation Class A Common Stock”) are entitled to one vote per share with respect to all matters on which the holders of Paramount Skydance Corporation common stock are entitled to vote. Holders of Paramount Skydance Corporation Class B Common Stock do not have voting rights. Following the closing of the Transactions and the NAI Transaction, NAI, which was renamed Harbor Lights Entertainment, Inc., and its subsidiaries held 100.0% of the Paramount Skydance Corporation Class A Common Stock. Accordingly, entities controlled by the Ellison Family (as defined below) indirectly hold approximately 77.5% of the Paramount Skydance Corporation Class A Common Stock through their collective approximate 77.5% ownership interest in Harbor Lights Entertainment, Inc., and as a result the Ellison Family is the controlling stockholder of Paramount. For the purpose of determining the controlling ownership of Paramount, the Ellison family is comprised of Lawrence Ellison and David Ellison (the “Ellison Family”). David Ellison is the son of Lawrence Ellison, and Lawrence Ellison and David Ellison are accordingly considered immediate family members. The Ellison Family either individually or through ownership of various entities are collectively the ultimate parent of Paramount (“Ultimate Parent”).

Pushdown of Ultimate Parent’s Basis— At the time Paramount Global and Skydance became subsidiaries of Paramount Skydance Corporation, the Ellison Family controlled both Paramount Global and Skydance, and as a result, this transaction has been accounted for as a transaction between entities under common control. As a transaction between entities under common control, the net assets were combined at the Ultimate Parent’s basis, which for Paramount Global was deemed to be the estimated fair value as of August 7, 2025, the date of the closing of the NAI Transaction, which was the point at which the Ellison Family obtained control of Paramount Global (see Note 2). As a result, the net assets of Paramount Global were recorded at their fair value as of this date. Since the net assets of Skydance were already at the Ultimate Parent’s basis, no adjustment to the fair value of net assets was necessary, and Skydance was combined with Paramount Global’s net assets at the Ultimate Parent’s basis as of this date.

Our consolidated financial statements and footnote disclosures are presented in two distinct periods to indicate the pushdown of the Ultimate Parent’s basis, which resulted in a new basis of accounting. The periods prior to the closing of the Transactions include only Paramount Global and are identified as “Predecessor”, and the periods beginning on August 7, 2025 reflect Paramount Skydance Corporation and are identified as “Successor”. Due to the application of pushdown accounting, the results of operations, financial position and cash flows are not comparable between the Successor and Predecessor periods. Paramount Global has been identified as the predecessor entity to Paramount Skydance Corporation based on the relative size and fair value of Paramount Global and Skydance, and the fact that Paramount Global was an existing publicly traded company prior to the completion of the Transactions. No single factor was the sole determinant in the overall conclusion that Paramount Global is the predecessor; rather all factors were considered in arriving at such conclusion.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared on a basis consistent with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission. These financial statements should be read in conjunction with the more detailed financial statements and notes thereto included in the Annual Report on Form 10-K of our Predecessor, Paramount Global, for the year ended December 31, 2024.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented. Certain previously reported amounts have been reclassified to conform to the current presentation.

Use of Estimates—The preparation of our consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may vary from these estimates under different assumptions or conditions.

Change in Accounting Estimate—FCC licenses have historically been classified as indefinite-lived intangible assets. However, as a result of sustained declines in industry projections, including in long-term growth rate assumptions, we reassessed this classification and determined that FCC licenses would be classified as finite-lived intangible assets. Accordingly, during the third quarter of 2025, we began amortizing FCC licenses on a straight-line basis over a period of 30 years. As of September 30, 2025, the unamortized FCC licenses balance was $2.49 billion, which was included within “Intangible assets, net” on the Consolidated Balance Sheet.

Net Earnings (Loss) per Common Share—Basic net earnings (loss) per share (“EPS”) is based upon net earnings (loss) available to common stockholders divided by the weighted average number of common shares outstanding during the period. Net earnings (loss) available to common stockholders is calculated as net earnings (loss) from continuing operations or net earnings (loss), as applicable, adjusted to include a reduction for dividends recorded during the applicable Predecessor period on Paramount Global’s 5.75% Series A Mandatory Convertible Preferred Stock (“Mandatory Convertible Preferred Stock”). On April 1, 2024, all outstanding shares of Mandatory Convertible Preferred Stock were automatically and mandatorily converted into shares of Paramount Global Class B Common Stock. The final dividend on the Mandatory Convertible Preferred Stock was declared during the first quarter of 2024 and paid on April 1, 2024 (see Note 10).

Weighted average shares for diluted EPS reflect the effect of the assumed exercise of stock options and warrants, and vesting of restricted share units (“RSUs”) or performance share units only in the periods in which such effect would have been dilutive. In periods prior to the preferred stock conversion described above, diluted EPS also reflected the effect of the assumed conversion of preferred stock, when dilutive, which included the issuance of common shares in the weighted average number of shares and excluded the above-mentioned preferred stock dividend adjustment to net earnings (loss) available to common stockholders.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
The tables below present a reconciliation of weighted average shares used in the calculation of basic and diluted EPS.

	Successor	Predecessor
	Period From August 7 - September 30,	Period From July 1 - August 6,	Three Months Ended September 30,
(in millions)	2025	2025	2024
Weighted average shares for basic EPS	1,098	675	667
Dilutive effect of shares issuable under stock-based compensation plans	—	—	3
Weighted average shares for diluted EPS	1,098	675	670

	Successor	Predecessor
	Period From August 7 - September 30,	Period From January 1 - August 6,	Nine Months Ended September 30,
(in millions)	2025	2025	2024
Weighted average shares for basic EPS	1,098	674	663
Dilutive effect of shares issuable under stock-based compensation plans	—	—	—
Weighted average shares for diluted EPS	1,098	674	663

The tables below present stock options, RSUs, and warrants excluded from the calculations of diluted EPS. In each period except for the three months ended September 30, 2024, all outstanding stock options, RSUs, and warrants were excluded because their inclusion would have been antidilutive because we reported a net loss.

	Successor	Predecessor
	Period From August 7 - September 30,	Period From July 1 - August 6,	Three Months Ended September 30,
(in millions)	2025	2025	2024
Stock options and RSUs	66	32	10
Warrants	200	—	—

	Successor	Predecessor
	Period From August 7 - September 30,	Period From January 1 - August 6,	Nine Months Ended September 30,
(in millions)	2025	2025	2024
Stock options and RSUs	66	33	30
Warrants	200	—	—

Also excluded from the calculation of diluted EPS for the nine months ended September 30, 2024 (Predecessor) prior to the preferred stock conversion discussed above, was the effect of the assumed conversion of 10 million shares of Paramount Global’s Mandatory Convertible Preferred Stock into shares of common stock because the impact would have been antidilutive.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Because the impact of the assumed conversion of Paramount Global’s Mandatory Convertible Preferred Stock would have been antidilutive, net loss from continuing operations and net loss used in our calculations of diluted EPS for the nine months ended September 30, 2024 (Predecessor) included a reduction of $14 million for the preferred stock dividends recorded during the period. Net loss from continuing operations and net loss used in the calculations of basic and diluted EPS were $5.99 billion and $5.98 billion, respectively.

Accounting Pronouncements Not Yet Adopted
Income Taxes
In December 2023, the Financial Accounting Standards Board (“FASB”) issued guidance enhancing annual income tax disclosures. Under this guidance, certain enhancements to the effective tax rate reconciliation disclosure are required, including the disclosure of both percentages and amounts, specific categories, and additional information for reconciling items meeting a quantitative threshold defined by the guidance. Additionally, disclosures of income taxes paid and income tax expense must be disaggregated by federal, state and foreign taxes, with income taxes paid further disaggregated for individual jurisdictions that represent 5 percent or more of total income taxes paid. The guidance is effective for us for the year ended December 31, 2025, and may be applied either prospectively or retrospectively.
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued guidance requiring disclosure in the notes to the financial statements of the disaggregation of relevant expense captions on the income statement into specified expense categories, including employee compensation, as well as disclosure of total selling expenses. The guidance is effective for us for the year ended December 31, 2027, and for all interim and annual periods thereafter, and may be applied either prospectively or retrospectively.
Internal-use Software Costs
In September 2025, the FASB issued updated guidance on the recognition and disclosure of internal-use software costs. This guidance eliminates capitalization based on software development stages and requires that capitalization of internal-use software development costs begin when management has authorized and committed to funding the software project and it is probable the project will be completed and the software will be used to perform its intended function. The guidance is effective for us for the year ended December 31, 2028, including interim periods within that year, and may be adopted prospectively, retrospectively, or using a modified transition approach for projects in process.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
2) PUSHDOWN OF ULTIMATE PARENT'S BASIS
The NAI Transaction resulted in a change in control of our Predecessor, Paramount Global, that established a new accounting basis, which reflects the estimated fair value of Paramount Global as indicated by the NAI Transaction and the Transactions. The table below presents the calculation of the Ultimate Parent's basis in Paramount Global as of the date these transactions closed.

Estimated value of NAI Transaction consideration attributable to Paramount Global common stock	$2,017	(a)
Cash paid to stockholders (see Note 10)	4,454	(b)
Proceeds from PIPE Transaction, net of subscription discount	1,517
Outstanding Paramount Global RSU Awards and Paramount Global PSU Awards	80	(c)
Remaining shares of Paramount Skydance Corporation Class B Common Stock	3,520	(d)
Paramount Global basis at August 7, 2025	$11,588
(a) In the NAI Transaction, the NAI Equity Investors purchased all of the outstanding equity interests of NAI. Based on preliminary valuation analyses of NAI’s assets and liabilities, the estimated value attributable to the shares of Paramount Global common stock held by NAI and its subsidiaries is approximately $2.0 billion. The fair value estimates assumed herein may differ materially based on the finalization of appraisals and other valuation analyses.
(b) Reflects cash paid to holders of Paramount Global Class A Common Stock and Paramount Global Class B Common Stock who elected to receive the Class A Cash Consideration and Class B Cash Consideration of $23.00 per share and $15.00 per share, respectively, in the Transactions. Such payout was funded by the $6.0 billion PIPE Transaction.
(c) Reflects the fair value of outstanding Paramount Global RSU Awards and Paramount Global PSU Awards attributable to employees’ service prior to the Transactions and the NAI Transaction. The fair value is based on the closing stock price of Paramount Global Class B Common Stock on August 6, 2025 of $11.04 per share. The remaining fair value of outstanding Paramount Global RSU Awards and Paramount PSU Awards, which were assumed by Paramount Skydance Corporation and converted into awards of restricted stock units covering an equivalent number of shares of Paramount Skydance Corporation Class B Common Stock are being expensed over their remaining vesting periods.
(d) Reflects 318.8 million shares of Paramount Skydance Corporation Class B Common Stock owned by holders of Paramount Global Class A and Paramount Global Class B Common Stock following the Transactions, other than those held directly or indirectly by NAI or its affiliates, not converted into cash, valued at the closing stock price of Paramount Global Class B Common Stock on August 6, 2025 of $11.04 per share. Certain holders of Paramount Global Class A Common Stock received the Class A Stock Consideration, which resulted in the conversion of 2.0 million shares of Paramount Global Class A Common Stock into approximately 3.1 million shares of Paramount Skydance Corporation Class B Common Stock, based on the exchange ratio of one share of Paramount Global Class A Common Stock to 1.5333 shares of Paramount Skydance Corporation Class B Common Stock.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
The table below details the preliminary estimated fair values of Paramount Global’s assets, liabilities and noncontrolling interests at the Ultimate Parent's basis as of August 7, 2025. The fair values were determined based on valuation techniques that use unobservable inputs (Level 3 in the fair value hierarchy). Significant judgments in these valuations include long-term projections, discount rates, royalty rates, and decay rates. We continue to evaluate these estimated fair values, in particular those related to programming, intangible assets, taxes, and contingencies, which may differ materially based upon the finalization of appraisals and other valuation analyses, which are expected no later than one year from the Closing Date.

Preliminary Allocation of Ultimate Parent’s Basis
Assets:
Cash and cash equivalents	$3,977
Receivables, net	5,980
Programming and other inventory, current	1,970
Prepaid expenses and other current assets	1,641
Property and equipment, net (a)	2,118
Programming and other inventory, noncurrent (b)	13,599
Goodwill (c)	947
Intangible assets, net (d)	6,748
Operating lease assets	875
Deferred income tax assets, net	1,200
Other noncurrent assets	2,470
Total assets	$41,525

Liabilities:
Long-term debt (e)	$13,619
Pension and postretirement benefit obligations (f)	1,390
Deferred income tax liabilities, net	306
Operating lease liabilities	1,219
Programming obligations (g)	2,017
Other liabilities (h)	10,137
Total liabilities	$28,688

Noncontrolling interests (i)	1,249

Paramount Global basis at August 7, 2025	$11,588
(a) The fair value was determined based on the market approach, which estimates the value based on transactions in the market for comparable assets, or the cost approach, which estimates the value based on the amount required to replace the asset. The fair value reflects an increase to the book value of $637 million principally reflecting incremental fair value of Paramount Global’s owned land and buildings.
(b) The fair value was determined based on the income approach, including the multi-period excess earnings method, which estimates the cash flows generated by the asset over its economic life using a discounted cash flow analysis. For certain content, fair value was determined to be equivalent to net book value. The fair value reflects a net decrease to the book value of programming assets of $131 million principally from reductions for programming at our TV Media and Direct-to-Consumer segments offset by an increase to the fair value of our film and television libraries.
(c) Goodwill substantially all relates to the Direct-to-Consumer segment and represents the difference between Paramount Global’s basis and the fair value of its net assets based on the preliminary fair value estimates assumed herein. Goodwill reflects operating synergies between our businesses, as well as anticipated cost savings and is not deductible for tax purposes.
(d) The table below presents our intangible assets by asset class, as well as the valuation method used to determine the estimated fair values, and the related estimated weighted average useful lives. The weighted average useful life of the total intangibles below is 16.6 years.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Intangible assets	Values	Valuation Method	Estimated weighted average straight-line amortization period
FCC and other broadcasting licenses	$2,555	Greenfield Discounted Cash flow method	30 years
Trade names	$1,513	Relief from Royalty	17.3 years
Affiliate relationships	$1,016	Multi-period excess earnings	2.6 years
Subscriber relationships	$1,080	Replacement cost	2 years
Franchises	$326	Discounted cash flow	10 years
Developed technology	$258	Replacement cost	3 years
(e) The fair value was determined based on quoted prices in active markets.
(f) The fair value was determined based on a remeasurement of the obligation using actuarial assumptions. Key valuation inputs included discount rates and mortality assumptions.
(g) “Programming Obligations” include $568 million recorded to establish liabilities for unfavorable contractual arrangements.
(h) The estimated fair value of Paramount Global’s contingent liabilities as of August 7, 2025 was $1.3 billion, which relate principally to the defense and settlement of lawsuits claiming various personal injuries related to exposure to asbestos as well as claims from federal and state environmental regulatory agencies and other entities asserting liability for environmental cleanup costs and related damages (see Note 14).
(i) The fair value was determined based on a discounted cash flow analysis.
3) PROGRAMMING AND OTHER INVENTORY
The following table presents our programming and other inventory at September 30, 2025 and December 31, 2024, grouped by type and predominant monetization strategy.

	Successor	Predecessor
	At	At
	September 30, 2025	December 31, 2024
Film Group Monetization:
Licensed program rights, including prepaid sports rights	$3,058	$3,168
Produced television and film programming:
Released	9,128	6,847
In process and other	2,124	2,292

Individual Monetization:
Produced television and film programming:
Released	938	1,823
Completed, not yet released	126	42
In process and other	1,826	1,155
Home entertainment	6	26
Game development	19	—
Total programming and other inventory	17,225	15,353
Less current portion	1,776	1,429
Total noncurrent programming and other inventory	$15,449	$13,924

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
The following tables present amortization of our television and film programming and production costs, which is included within “Operating expenses” on the Consolidated Statements of Operations.

	Successor	Predecessor
	Period From August 7 - September 30,	Period From July 1 - August 6,	Three Months Ended September 30,
	2025	2025	2024
Licensed program rights	$743	$333	$1,068

Produced television and film programming, and acquired libraries:
Individual monetization	$264	$125	$405
Film group monetization	$610	$522	$1,158

	Successor	Predecessor
	Period From August 7 - September 30,	Period From January 1 - August 6,	Nine Months Ended September 30,
	2025	2025	2024
Licensed program rights	$743	$2,961	$3,916

Produced television and film programming, and acquired libraries:
Individual monetization	$264	$810	$1,073
Film group monetization	$610	$3,193	$3,498
Programming Charges (Predecessor)
Programming charges totaling $1.12 billion recorded during the first quarter of 2024 were the result of major changes in content strategy. These changes, which were made in connection with a shift to a global programming strategy, resulted in the removal of significant levels of content from our platforms, abandonment of development projects, and termination of programming agreements, particularly internationally, including locally-produced content and domestic titles that no longer aligned with a shift to a global programming strategy. The removal of this content from our platforms was a triggering event that required an assessment of whether the affected programming assets were impaired. This impairment review compared the current carrying value of each title with its fair value, which considered (1) that the titles were no longer being utilized on our platforms and there was no intention to use the titles on our platforms in the future and (2) the estimated future cash flows associated with any anticipated licensing of the titles to third parties, which was minimal. The programming charges were comprised of $909 million for the impairment of content to its estimated fair value, as well as $209 million for development cost write-offs and contract termination costs.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
4) RESTRUCTURING, TRANSACTION-RELATED ITEMS, AND IMPAIRMENT
During the periods presented we recorded the following restructuring charges and transaction-related items.

	Successor	Predecessor
	Period From August 7 - September 30,	Period From July 1 - August 6,	Three Months Ended September 30,
	2025	2025	2024
Restructuring charges (a)	$185	$13	$288
Transaction-related items	—	175	33
Restructuring and transaction-related items	$185	$188	$321

	Successor	Predecessor
	Period From August 7 - September 30,	Period From January 1 - August 6,	Nine Months Ended September 30,
	2025	2025	2024
Severance (a)	185	$190	$513
Exit costs	—	65	31
Restructuring charges	185	255	544
Transaction-related items	—	199	51
Restructuring and transaction-related items	$185	$454	$595
(a) Severance costs include the accelerated vesting of stock-based compensation.
Restructuring Charges
Restructuring charges for the period from August 7 - September 30, 2025 (Successor) were comprised of severance costs of $185 million, principally associated with actions to align the business around our strategic priorities following the Transactions, including costs related to a plan under which severance payments are being provided to certain eligible employees who voluntarily elected to participate.

Restructuring charges for the Predecessor periods from July 1 - August 6, 2025 and January 1 - August 6, 2025 included severance costs of $13 million and $190 million, respectively, primarily associated with strategic changes in the global workforce in order to streamline the organization. Restructuring charges for the three and nine months ended September 30, 2024 (Predecessor) included severance costs of $288 million and $513 million, respectively, associated with strategic changes in our global workforce, and for the nine-month period also related to the exit of Paramount Global’s former CEO and other management changes.

Additionally, during the period from January 1 - August 6, 2025 (Predecessor) and the nine months ended September 30, 2024 (Predecessor), we recorded exit costs of $65 million and $31 million, respectively, primarily for the impairment of lease assets that we ceased use of in connection with initiatives to reduce our real estate footprint and create cost synergies. The impairments were primarily the result of a decline in market conditions since the inception of these leases and reflect the difference between the estimated fair values, which were determined based on the expected future cash flows of the lease assets, and the carrying values.

The following is a rollforward of our restructuring severance liability, which is recorded in “Other current liabilities” and “Other liabilities” on the Consolidated Balance Sheets, and is expected to be substantially paid by the end of 2026.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

		2025 Activity (Predecessor)		2025 Activity (Successor)
	Balance at December 31, 2024	Charges (a)	Payments and other	Charges (a)	Payments and other	Balance at September 30, 2025
TV Media	$156	$141	$(98)	$74	$(32)	$241
Direct-to-Consumer	36	5	(27)	9	(4)	19
Filmed Entertainment	46	17	(28)	43	(6)	72
Corporate	111	13	(71)	29	(11)	71
Total	$349	$176	$(224)	$155	$(53)	$403
(a) Excludes stock-based compensation expense of $30 million and $14 million for the periods from August 7 - September 30, 2025 (Successor) and January 1 - August 6, 2025 (Predecessor), respectively.
Transaction-Related Items
During the Predecessor periods from July 1 - August 6, 2025 and January 1 - August 6, 2025, we recorded $175 million and $199 million, respectively principally for banking, legal, advisory, and other professional fees relating to the Transactions, and transaction awards that became payable to eligible employees upon closing. During the three and nine months ended September 30, 2024, we recorded transaction-related costs of $33 million and $51 million, respectively associated with legal and advisory fees related to the Transactions.
Interim Impairment Testing (Predecessor)
FCC Licenses—For the second quarter of 2025 (Predecessor), as a result of recent declines in industry projections, interim impairment tests were necessary for six markets in which we hold FCC licenses. We consider each geographic market, which is comprised of all of our television stations within that geographic market, to be a single unit of accounting because the FCC licenses at this level represent their highest and best use, and accordingly FCC licenses were tested for impairment at the geographic market level. The FCC licenses impairment tests were performed using the Greenfield Discounted Cash Flow Method, which estimates the fair values of FCC licenses by valuing a hypothetical start-up station in the relevant market by adding discounted cash flows over a five-year build-up period to a residual value. The assumptions for the build-up period include industry projections of overall market revenues; the start-up station’s operating costs and capital expenditures, which are based on both industry and internal data; and average market share. The discount rate is determined based on the industry and market-based risk of achieving the projected cash flows, and the residual value is calculated using a long-term growth rate, which is based on projected industry projections and long-range inflation. The discount rate and the long-term growth rate were 7.5% and (2)%, respectively.

The impairment tests indicated that the estimated fair values of FCC licenses in each of the six markets tested were below their respective carrying values. Accordingly, an impairment charge was recorded during the second quarter of 2025 of $157 million to write down the carrying values of these FCC licenses to their aggregate estimated fair value.

During the second quarter of 2024, interim impairment tests were performed for eight markets in which we hold FCC licenses. The tests indicated that the estimated fair values of FCC licenses in two of the eight markets were below their respective carrying values. Accordingly, an impairment charge of $15 million was recorded to write down the carrying values of these FCC licenses to their estimated fair values. The impairment charges in each year were recorded within the TV Media segment.

During the third quarter of 2024, as a result of a further decline in industry-projected long-term growth rates, an interim impairment test was performed for each of our 14 markets with FCC license book values. The tests indicated that the estimated fair values of FCC licenses in five of the 14 markets were below their respective

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
carrying values. Accordingly, an impairment charge of $104 million was recorded during the three months ended September 30, 2024, to write down the carrying values of FCC licenses in these five markets to their aggregate estimated fair value. The impairment charge, which was recorded within the TV Media segment, was primarily the result of a reduction in the long-term growth rate utilized in the impairment tests to (2)%. The estimated fair values of FCC licenses in the remaining nine markets exceeded their carrying values by more than 10%.

Goodwill—For the second quarter of 2024, the relevant factors that could impact the fair value of Paramount Global’s reporting units were assessed, including indicators in the linear affiliate marketplace and the estimated total company market value indicated by the Transactions and the NAI Transaction announced on July 7, 2024. Based on this assessment, an interim goodwill impairment test was performed for each reporting unit. The goodwill impairment test for the Cable Networks reporting unit indicated that an impairment charge of $5.98 billion was required, which represented the goodwill balance of the reporting unit prior to the impairment test. The impairment charge, which was recorded within the TV Media segment, resulted from a downward adjustment to the reporting unit’s expected cash flows, primarily because of the linear affiliate market indicators noted above, and the estimated total company market value indicated by the Transactions and the NAI Transaction.
5) RELATED PARTIES
The Ellison Family (Successor)
Following the closing of the Transactions and the NAI Transaction, the Ellison Family indirectly holds approximately 77.5% of our voting Class A Common Stock through their collective approximate 77.5% ownership interest in Harbor Lights Entertainment, Inc. (f/k/a National Amusements, Inc.), and as a result is the controlling stockholder of Paramount (see Note 1). In addition, in connection with the PIPE transaction, the NAI Equity Investors (including entities controlled by the Ellison Family) received warrants to purchase a total of 200 million shares of Paramount Skydance Corporation Class B Common Stock (of which entities controlled by the Ellison Family received warrants to purchase a total of 155 million shares) at an initial exercise price of $30.50 per share (subject to customary anti-dilution adjustments), which expire five years after issuance. The Ellison Family is comprised of Lawrence Ellison and David Ellison. David Ellison is the son of Lawrence Ellison, and Lawrence Ellison and David Ellison are accordingly considered immediate family members. David Ellison is the CEO of Paramount and the Chairman of our Board of Directors.

Lawrence Ellison is the Chairman and a major stockholder of Oracle Corporation (“Oracle”). We have several multi-year Software as a Service (SaaS) agreements with Oracle, principally for finance and human resources, as well as Oracle software support agreements and database licenses used by various applications. The total payments related to these arrangements from August 7 - September 30, 2025 were $2 million.

In addition, we have lease agreements under which the lessor is an entity owned and controlled by Lawrence Ellison. At September 30, 2025, the total liability associated with these leases was $191 million. During the period from August 7 - September 30, 2025 we recorded lease costs associated with these leases totaling $4 million.

The Ellison Family has investments in other entities over which they have control or can exert significant influence, which as a result, are related parties to us. We did not have any material transactions with these entities.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Other Related Parties
In the ordinary course of business, we are involved in transactions with our equity method investees, primarily for the licensing of television and film programming. The following tables present the amounts recorded in our consolidated financial statements related to these transactions.

	Successor	Predecessor
	Period From August 7 - September 30,	Period From July 1 - August 6,	Three Months Ended September 30,
	2025	2025	2024
Revenues	$40	$28	$40

Operating costs (a)	$30	$22	$37

	Successor	Predecessor
	Period From August 7 - September 30,	Period From January 1 - August 6,	Nine Months Ended September 30,
	2025	2025	2024
Revenues	$40	$198	$177

Operating costs (a)	$30	$82	$74
(a) Each period includes costs expensed as operating expenses and costs capitalized in programming assets.

	Successor	Predecessor
	At	At
	September 30, 2025	December 31, 2024
Receivables, net	$178	$190

Other assets (Receivables, noncurrent)	$96	$82

Through the normal course of business, we are involved in other transactions with related parties that have not been material in any of the periods presented.
6) REVENUES
The tables below present our revenues disaggregated into categories based on the nature of such revenues. See Note 13 for revenues by segment disaggregated into these categories.

	Successor	Predecessor
	Period From August 7 - September 30,	Period From July 1 - August 6,	Three Months Ended September 30,
	2025	2025	2024
Revenues by Type:
Advertising	$1,280	$664	$2,174
Affiliate and subscription	2,027	1,400	3,215
Theatrical	39	73	108
Licensing and other	775	444	1,234
Total Revenues	$4,121	$2,581	$6,731

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Successor	Predecessor
	Period From August 7 - September 30,	Period From January 1 - August 6,	Nine Months Ended September 30,
	2025	2025	2024
Revenues by Type:
Advertising	$1,280	$5,329	$7,521
Affiliate and subscription	2,027	8,242	9,847
Theatrical	39	475	399
Licensing and other	775	2,576	3,462
Total Revenues	$4,121	$16,622	$21,229
Receivables
Reserves for accounts receivable reflect our expected credit losses based on historical experience as well as current and expected economic conditions and industry trends. At September 30, 2025 (Successor) and December 31, 2024 (Predecessor), our allowance for credit losses was $97 million and $125 million, respectively.

Included in “Other assets” on the Consolidated Balance Sheets are noncurrent receivables of $797 million and $1.03 billion at September 30, 2025 (Successor) and December 31, 2024 (Predecessor), respectively. Noncurrent receivables primarily relate to revenues recognized under long-term content licensing arrangements. Revenues from the licensing of content are recognized at the beginning of the license period in which programs are made available to the licensee for exhibition, while the related cash is generally collected over the term of the license period.

Contract Liabilities
Contract liabilities are included within “Deferred revenues” and “Other liabilities” on the Consolidated Balance Sheets and were $1.8 billion and $0.9 billion at September 30, 2025 (Successor) and December 31, 2024 (Predecessor), respectively. For the periods from August 7 - September 30, 2025 (Successor) and January 1 - August 6, 2025, and for the nine months ended September 30, 2024 (Predecessor), we recognized revenues of $0.4 billion, $0.6 billion, and $0.6 billion, respectively, that were included in the opening balance of deferred revenues for the respective period.

Unrecognized Revenues Under Contract
At September 30, 2025 (Successor), unrecognized revenues attributable to unsatisfied performance obligations under our long-term contracts were approximately $6 billion, of which $1 billion is expected to be recognized during the remainder of 2025, $3 billion in 2026, $1 billion in 2027, and $1 billion thereafter. These amounts only include contracts subject to a guaranteed fixed amount or the guaranteed minimum under variable contracts, primarily consisting of television and film licensing contracts and affiliate agreements that are subject to a fixed or guaranteed minimum fee. Such amounts change on a regular basis as we renew existing agreements or enter into new agreements. In addition, the timing of satisfying certain performance obligations under these long-term contracts is uncertain and, therefore, is also subject to change. Unrecognized revenues under contracts disclosed above do not include (i) contracts with an original expected term of one year or less, mainly consisting of advertising contracts, (ii) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage, mainly consisting of affiliate agreements and (iii) long-term licensing agreements for multiple programs for which variable consideration is determined based on the value of the programs delivered to the customer and our right to invoice corresponds with the value delivered.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Performance Obligations Satisfied in Previous Periods
Under certain revenue arrangements, the amount and timing of our revenue recognition is determined based on our licensees’ subsequent sale to its end customers. As a result, under such arrangements we often satisfy our performance obligation of delivery of our content in advance of revenue recognition. We recognized revenue of $0.1 billion for the Successor period from August 7 - September 30, 2025, $0.1 billion and $0.4 billion for the Predecessor periods from July 1 - August 6, 2025, and January 1 - August 6, 2025, respectively, and $0.2 billion and $0.4 billion for the three and nine months ended September 30, 2024, respectively, principally relating to content licensing arrangements for which the performance obligation was satisfied prior to the periods indicated, including agreements with distributors of transactional video-on-demand and electronic sell-through services, other licensing arrangements, and theatrical distribution of our films. The amounts for the Predecessor periods in 2024 include advertising revenue from amounts recognized during 2024 for the underreporting of revenue by an international advertising sales agent in previous periods.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
7) DEBT
The table below details our debt, which was recorded at its fair value as of the closing date of the Transactions and the NAI Transaction on August 7, 2025 (see Note 2). Paramount Global is the issuer of all of the senior and junior debt in the table below. Upon the closing of the Transactions, Paramount Skydance Corporation provided a full and unconditional parent guarantee of Paramount Global’s senior and junior debt.

	Successor (a)	Predecessor
	At	At
	September 30, 2025	December 31, 2024
4.0% Senior Notes due 2026	$346	$346
3.70% Senior Notes due 2026	85	86
2.90% Senior Notes due 2027	571	582
3.375% Senior Notes due 2028	486	498
3.70% Senior Notes due 2028	488	496
4.20% Senior Notes due 2029	488	496
7.875% Senior Debentures due 2030	919	829
4.95% Senior Notes due 2031	1,220	1,232
4.20% Senior Notes due 2032	917	980
5.50% Senior Debentures due 2033	417	428
4.85% Senior Debentures due 2034	75	87
6.875% Senior Debentures due 2036	1,120	1,072
6.75% Senior Debentures due 2037	75	76
5.90% Senior Notes due 2040	271	298
4.50% Senior Debentures due 2042	34	45
4.85% Senior Notes due 2042	399	490
4.375% Senior Debentures due 2043	1,073	1,146
4.875% Senior Debentures due 2043	14	18
5.85% Senior Debentures due 2043	1,101	1,235
5.25% Senior Debentures due 2044	274	345
4.90% Senior Notes due 2044	430	542
4.60% Senior Notes due 2045	450	591
4.95% Senior Notes due 2050	761	950
6.25% Junior Subordinated Debentures due 2057	627	644
6.375% Junior Subordinated Debentures due 2062	989	989
Obligations under finance leases	3	—
Total debt (b)	13,633	14,501
Less current portion	347	—
Total long-term debt, net of current portion	$13,286	$14,501
(a) In connection with the Pushdown of the Ultimate Parent’s basis, our debt was recorded at fair value, which resulted in a decrease to our total debt balance of $898 million, reflecting the reversal of a net unamortized discount of $390 million and unamortized deferred financing fees of $71 million, and a reduction of $1.36 billion to adjust our debt to its fair value. The adjustments to fair value for each of our senior and junior debt issuances will be amortized over the remaining term of the applicable issuance within interest expense (see Note 2).
(b) At September 30, 2025 (Successor), our senior and junior debt balances were net of unamortized fair value adjustments totaling $1.35 billion. At December 31, 2024 (Predecessor), the senior and junior debt balances included a net unamortized discount of $401 million and unamortized deferred financing costs of $74 million. The face value of our total debt at both September 30, 2025 (Successor) and December 31, 2024 (Predecessor) was $14.98 billion.
Commercial Paper
At both September 30, 2025 (Successor) and December 31, 2024 (Predecessor), we had no outstanding commercial paper borrowings.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Credit Facility
On August 7, 2025, in connection with the closing of the Transactions and pursuant to the August 2024 amendment to the Credit Facility (which is further described below), Paramount Skydance Corporation entered into a joinder agreement pursuant to which it joined Paramount Global’s $3.50 billion revolving credit facility, which matures in January 2027 (the “Credit Facility”). The Credit Facility is used for general corporate purposes and to support commercial paper borrowings, if any. We may, at our option, also borrow in certain foreign currencies up to specified limits under the Credit Facility. Borrowing rates under the Credit Facility are determined at the time of each borrowing and are generally based on either the prime rate in the U.S. or an applicable benchmark rate plus a margin (based on our senior unsecured debt rating), depending on the type and tenor of the loans entered into. The benchmark rate for loans denominated in U.S. dollars is Term SOFR, and for loans denominated in euros, sterling and yen is based on EURIBOR, SONIA and TIBOR, respectively. At September 30, 2025, we had no borrowings outstanding under the Credit Facility and the availability under the Credit Facility was $3.50 billion.

The Credit Facility has one principal financial covenant which sets a maximum Consolidated Total Leverage Ratio (“Leverage Ratio”) at the end of each quarter. The maximum Leverage Ratio was 5.00x for the quarter ended September 30, 2025 and will decrease 0.25x for each subsequent quarter until the quarter ending March 31, 2026 when it will be 4.5x, and will remain at this level until maturity. The Leverage Ratio reflects the ratio of our Consolidated Indebtedness, net of unrestricted cash and cash equivalents at the end of a quarter, to our Consolidated EBITDA (each as defined in the credit agreement) for the trailing twelve-month period. In May 2025, Paramount Global entered into an amendment to the Credit Facility, which increased the maximum amount of unrestricted cash and cash equivalents that can be netted against Consolidated Indebtedness, in the calculation of the Leverage Ratio, from $1.50 billion to $3.0 billion, effective immediately, and amended the definition of Consolidated EBITDA to include an additional add-back (which is capped at 15% of Consolidated EBITDA after giving effect to such add-back) for cash items associated with provisions for restructuring or other business optimization programs, litigation and environmental reserves and losses on the disposition of businesses. We met the covenant as of September 30, 2025.

The Credit Facility also includes a provision that the occurrence of a change of control will be an event of default that would give the lenders the right to accelerate any outstanding loans and terminate their commitments. In August 2024, Paramount Global entered into amendments to the Credit Facility and the $1.9 billion standby letter of credit facility (see Note 14), which, among other things, revised the change of control provision and related definitions to reflect the ownership structure of the Company after giving effect to the Transactions and the NAI Transaction. These amendments became operative upon closing of the Transactions (see Note 1).

Upon the closing of the Transactions, Paramount Skydance Corporation entered into guarantee agreements providing for a full and unconditional parent guarantee of Paramount Global’s obligations with respect to any commercial paper borrowings incurred, and in accordance with the August 2024 amendment to the Credit Facility, a full and unconditional parent guarantee of Paramount Global’s obligations under the Credit Agreement went into effect.
Other Bank Borrowings
At both September 30, 2025 (Successor) and December 31, 2024 (Predecessor), there were no outstanding bank borrowings under Miramax’s $50 million credit facility that matures in November 2027.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
8) FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
The carrying value of our financial instruments approximates fair value, except for notes and debentures. At September 30, 2025 (Successor) and December 31, 2024 (Predecessor), the carrying value of our outstanding notes and debentures was $13.63 billion and $14.50 billion, respectively, and the fair value, which is determined based on quoted prices in active markets (Level 1 in the fair value hierarchy), was $13.9 billion and $13.3 billion, respectively.
Investments
Our investments without a readily determinable fair value for which we have no significant influence had a carrying value of $95 million and $86 million at September 30, 2025 (Successor) and December 31, 2024 (Predecessor), respectively. These investments are included in “Other assets” on the Consolidated Balance Sheets.

Foreign Exchange Contracts
We use derivative financial instruments primarily to manage our exposure to movements in foreign currency exchange rates when translating from the foreign local currency to the U.S. dollar. We do not use derivative instruments unless there is an underlying exposure and, therefore, we do not hold or enter into derivative financial instruments for speculative trading purposes.

Foreign currency forward contracts have principally been used to manage our exposure for currencies such as the British pound, the euro, the Canadian dollar and the Australian dollar, generally for periods up to 24 months. We designate forward contracts used to hedge committed and forecasted foreign currency transactions, including future production costs and programming obligations, as cash flow hedges. We also enter into non-designated forward contracts to hedge non-U.S. dollar denominated assets, liabilities, and cash flows.

At September 30, 2025 (Successor) and December 31, 2024 (Predecessor), the notional amount of all foreign exchange contracts was $2.92 billion and $2.75 billion, respectively. At September 30, 2025 (Successor), $2.50 billion related to future production costs and $419 million related to our foreign currency assets and liabilities. At December 31, 2024 (Predecessor), $2.39 billion related to future production costs and $358 million related to our foreign currency assets and liabilities.

Gains (losses) recognized on derivative financial instruments were as follows:

	Successor	Predecessor
	Period From August 7 - September 30,	Period From July 1 - August 6,	Three Months Ended September 30,
	2025	2025	2024	Financial Statement Account
Non-designated foreign exchange contracts	$(3)	$5	$(17)	Other items, net

	Successor	Predecessor
	Period From August 7 - September 30,	Period From January 1 - August 6,	Nine Months Ended September 30,
	2025	2025	2024	Financial Statement Account
Non-designated foreign exchange contracts	$(3)	$(24)	$(7)	Other items, net

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Fair Value Measurements
The table below presents our assets and liabilities measured at fair value on a recurring basis at September 30, 2025 (Successor) and December 31, 2024 (Predecessor). These assets and liabilities have been categorized according to the three-level fair value hierarchy established by the FASB, which prioritizes the inputs used in measuring fair value. Level 1 is based on publicly quoted prices for the asset or liability in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset or liability in inactive markets or quoted prices for similar assets or liabilities. Level 3 is based on unobservable inputs reflecting our own assumptions about the assumptions that market participants would use in pricing the asset or liability. All of our assets and liabilities that are measured at fair value on a recurring basis use Level 2 inputs. The fair value of foreign currency hedges is determined based on the present value of future cash flows using observable inputs including foreign currency exchange rates. The fair value of deferred compensation liabilities is determined based on the fair value of the investments elected by employees.

	Successor	Predecessor
	At	At
	September 30, 2025	December 31, 2024
Assets:
Foreign currency hedges	$40	$45
Total Assets	$40	$45
Liabilities:
Deferred compensation	$302	$385
Foreign currency hedges	28	48
Total Liabilities	$330	$433
The estimated fair values of our assets that were impaired during the periods presented were determined using Level 3 inputs. See Notes 3 and 4.
9) VARIABLE INTEREST ENTITIES
In the normal course of business, we enter into joint ventures or make investments with business partners that support our underlying business strategy and provide us the ability to enter new markets to expand the reach of our brands, develop new programming and/or distribute our existing content. In certain instances, an entity in which we make an investment may qualify as a variable interest entity (“VIE”). In determining whether we are the primary beneficiary of a VIE, we assess whether we have the power to direct matters that most significantly impact the activities of the VIE, and have the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
The following tables present the amounts recorded in our consolidated financial statements related to our consolidated VIEs.

	Successor	Predecessor
	At	At
	September 30, 2025	December 31, 2024
Total assets	$1,339	$1,825

Total liabilities	$225	$198

	Successor	Predecessor
	Period From August 7 - September 30,	Period From July 1 - August 6,	Three Months Ended September 30,
	2025	2025	2024
Revenues	$75	$52	$131

Operating loss	$(3)	$(15)	$(11)

	Successor	Predecessor
	Period From August 7 - September 30,	Period From January 1 - August 6,	Nine Months Ended September 30,
	2025	2025	2024
Revenues	$75	$294	$398

Operating loss	$(3)	$(102)	$(75)
10) STOCKHOLDERS’ EQUITY
Impact from the Transactions— Common Stock
On August 6, 2025, each share of Paramount Global common stock that was owned by Paramount Global as treasury stock was cancelled and ceased to exist, and each issued and outstanding share of Paramount Global Class A Common Stock and Paramount Global Class B Common Stock was converted automatically into the right to receive one share of Paramount Skydance Corporation Class A Common Stock and Paramount Skydance Corporation Class B Common Stock, respectively. Additionally, at the closing of the Transactions, all outstanding Paramount Global RSU awards and PSU awards were converted to Paramount RSU awards.

The Transactions included a cash-stock election offered to holders of Paramount Global pursuant to which (a) shares of Paramount Global Class A Common Stock held by stockholders other than NAI or its subsidiaries were converted, at the stockholders’ election, into the right to receive either the Class A Cash Consideration or the Class A Stock Consideration and (b) shares of Paramount Global Class B Common Stock held by stockholders other than NAI or its subsidiaries, the NAI Equity Investors and certain other affiliates of investors in Skydance were converted, at the stockholders’ election, into the right to receive the Class B Cash Consideration (subject to proration) or the Class B Stock Consideration. The elections resulted in cash settlement of 7.2 million shares of Paramount Global Class A Common Stock at a price of $23.00 per share and cash settlement of 285.9 million shares of Paramount Global Class B Common Stock at a price of $15.00 per share for which holders of the shares elected to receive the Class A Cash Consideration and Class B Cash Consideration, respectively. In addition, holders of 2.0 million shares of Paramount Global Class A Common Stock elected to receive the Class A Stock Consideration or made no election, and as such received shares of Paramount Skydance Corporation Class B

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Common Stock at a conversion rate of 1.5333, resulting in the issuance of 3.1 million shares of Paramount Skydance Corporation Class B Common Stock. Elections made for the Class B Cash Consideration were subject to a proration mechanism. Shares of Paramount Global Class B Common Stock for which elections to receive Class B Cash Consideration were not made or were validly revoked remained issued and outstanding as one share of Paramount Skydance Corporation Class B Common Stock. Shares of Paramount Global Class A Common Stock and Paramount Global Class B Common Stock were cancelled and ceased to exist upon completion of the Transactions.

The cash elections were funded by $4.45 billion of the PIPE Transaction proceeds, and the remaining $1.52 billion was provided to Paramount. In exchange for these proceeds, the NAI Equity Investors and certain other affiliates of investors in Skydance received 400 million newly issued shares of Paramount Skydance Corporation Class B Common Stock for a purchase price of $15.00 per share, and the NAI Equity Investors also received warrants to purchase 200 million shares of Paramount Skydance Corporation Class B Common Stock at an initial exercise price of $30.50 per share (subject to customary anti-dilution adjustments), which expire five years after issuance.

In addition, 316.7 million shares (313.8 million shares after reduction in connection with certain tax withholding requirements) of Paramount Skydance Corporation Class B Common Stock were issued to holders of Skydance Membership Units and Skydance Phantom Unit awards.

The table below details the activity described above and calculates shares of Paramount Skydance Corporation Class A Common Stock and Class B Common Stock issued and outstanding after completion of the Transactions.

(in millions)	Class A	Class B
Each share of Paramount Global Class A Common Stock converted to one share of Paramount Skydance Corporation Class A Common Stock	40.7
Each share of Paramount Global Class B Common Stock converted to one share of Paramount Skydance Corporation Class B Common Stock		633.6
Issuance of Paramount Skydance Corporation Class B Common Stock to the NAI Equity Investors and certain other affiliates of investors in Skydance in exchange for proceeds from the PIPE Transaction		400.0
Cancellation of cash-settled Class A Common Stock	(7.2)
Cancellation of cash-settled Class B Common Stock		(285.9)
Conversion of one share of stock-settled Class A Common Stock to 1.5333 shares of Class B Common Stock	(2.0)	3.1
Issuance of Paramount Skydance Corporation Class B Common Stock to holders of Skydance Membership Units and Skydance Phantom Unit awards		313.8
Total share issuance, net of cancellations	(9.2)	431.0
Total shares of Paramount Skydance Corporation Class A and Class B Common Stock issued and outstanding after the Transactions	31.5	1,064.6
Under the amended and restated certificate of incorporation, Paramount Skydance Corporation is authorized to issue up to 55 million shares of Paramount Skydance Corporation Class A Common Stock, par value of $.001 per share; 5.50 billion shares of Paramount Skydance Corporation Class B Common Stock, par value of $.001 per share; and 100 million shares of preferred stock, par value of $.001 per share.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Common Stock Dividends
The following tables present dividends declared per share and total dividends for Paramount Skydance Corporation Class B Common Stock for the Successor period and Paramount Global’s Class A and Class B Common Stock for the Predecessor periods.

	Successor	Predecessor
	Period From August 7 - September 30,	Period From July 1 - August 6,	Three Months Ended September 30,
	2025	2025	2024
Class A and Class B Common Stock
Dividends declared per common share	$.05	n/a	$.05

Total common stock dividends	$58	n/a	$35
n/a - not applicable

	Successor	Predecessor
	Period From August 7 - September 30,	Period From January 1 - August 6,	Nine Months Ended September 30,
	2025	2025	2024
Class A and Class B Common Stock
Dividends declared per common share	$.05	$.10	$.15

Total common stock dividends	$58	$70	$104

Mandatory Convertible Preferred Stock (Predecessor)
At December 31, 2023, there were 10 million shares of Paramount Global Mandatory Convertible Preferred Stock outstanding. During the first quarter of 2024, 0.3 million shares of Mandatory Convertible Preferred Stock were voluntarily converted into Paramount Global Class B Common Stock at a conversion rate of 1.0013 shares. On April 1, 2024, each of the remaining 9.7 million outstanding shares automatically and mandatorily converted into 1.1765 shares of Paramount Global Class B Common Stock, resulting in the issuance of 11.5 million shares.

During the first quarter of 2024, the final dividend on the Mandatory Convertible Preferred Stock was declared, at a rate of $1.4375 per share, resulting in total dividends of $14 million, which were paid on April 1, 2024.

RSU Grants (Successor)
During the period from August 7 - September 30, 2025, new RSU awards totaling 37 million shares were granted to certain senior executives. Shares with a grant date fair value of $447 million will vest in equal quarterly installments over a five-year period and shares with a grant date fair value of $26 million will vest in equal quarterly installments over a three-year period.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in the components of accumulated other comprehensive income (loss).

	Cumulative Translation Adjustments	Net Actuarial Loss and Prior Service Cost		Accumulated Other Comprehensive Income (Loss)
At December 31, 2024 (Predecessor)	$(657)	$(947)		$(1,604)
Other comprehensive income before reclassifications	115	—		115
Reclassifications to net earnings	—	25	(a)	25
Other comprehensive income	115	25		140
At August 6, 2025 (Predecessor)	$(542)	$(922)		$(1,464)

Adjustments to Paramount Global’s basis	542	922		1,464
At August 7, 2025 (Successor)	$—	$—		$—
Other comprehensive income before reclassifications	25	—		25
Other comprehensive income	25	—		25
At September 30, 2025 (Successor)	$25	$—		$25

	Cumulative Translation Adjustments	Net Actuarial Loss and Prior Service Cost		Accumulated Other Comprehensive Loss
At December 31, 2023 (Predecessor)	$(504)	$(1,052)		$(1,556)
Other comprehensive loss before reclassifications	(1)	—		(1)
Reclassifications to net loss	—	33	(a)	33
Other comprehensive income (loss)	(1)	33		32
At September 30, 2024 (Predecessor)	$(505)	$(1,019)		$(1,524)
(a) Reflects amortization of net actuarial losses (see Note 12).
The net actuarial loss and prior service cost related to pension and other postretirement benefit plans included in other comprehensive income (loss) is net of a tax benefit of $8 million for the period from January 1 - August 6, 2025 (Predecessor) and $11 million for the nine months ended September 30, 2024 (Predecessor).
11) INCOME TAXES
The provision for/benefit from income taxes represents federal, state and local, and foreign taxes on earnings (loss) from continuing operations before income taxes and equity in loss of investee companies. For the period from August 7 - September 30, 2025 (Successor),we recorded a provision for income taxes of $85 million and for the periods from July 1 - August 6, 2025 and January 1 - August 6, 2025 (Predecessor), we recorded a benefit from income taxes of $229 million and $79 million, respectively. The provision for income taxes in the Successor period reflects the timing of foreign inclusions and foreign-derived intangible income deductions between the Successor and Predecessor periods. The benefit from income taxes for the Predecessor periods reflect the tax impact of earnings attributable to noncontrolling interests, the timing of foreign inclusions between the Successor and Predecessor periods, and the tax benefit on the foreign-derived intangible income deduction.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Each period was also impacted by the following items identified as affecting the comparability of results.

	Impact from Items Affecting Comparability
	Successor		Predecessor
	Period From August 7 - September 30,		Period From July 1 - August 6,
	2025		2025
	Earnings (Loss) Before Income Taxes	Benefit from (Provision for) Income Taxes	Earnings (Loss) Before Income Taxes	Benefit from (Provision for) Income Taxes
Restructuring charges (Note 4)	$(185)	$30	$(13)	$3
Transaction-related items (Note 4)	$—	$—	$(175)	$30
Net discrete tax benefit (a)	n/a	$4	n/a	$73

	Impact from Items Affecting Comparability
	Successor		Predecessor
	Period From August 7 - September 30,		Period From January 1 - August 6,
	2025		2025
	Earnings (Loss) Before Income Taxes	Benefit from (Provision for) Income Taxes	Earnings (Loss) Before Income Taxes	Benefit from (Provision for) Income Taxes
Restructuring charges (Note 4)	$(185)	$30	$(255)	$61
Transaction-related items (Note 4)	$—	$—	$(199)	$31
Impairment charges	$—	$—	$(157)	$39
Gain from dispositions	$—	$—	$35	$(2)
Net discrete tax benefit (a)	n/a	$4	n/a	$64
n/a - not applicable
(a) The net discrete tax benefit for the 2025 Predecessor periods reflects the reversal of the valuation allowance on our interest limitation carryforward deferred tax asset of $114 million, partially offset by a reserve for uncertain tax positions.

On July 4, 2025, the U.S. government enacted tax legislation, which includes the extension of certain expired or expiring tax provisions, including a favorable change to the interest deduction limitation, and modifications to certain international tax provisions. The legislation has multiple effective dates with certain provisions effective in 2025. As described in the table above, the favorable change to the interest deduction limitation resulted in the reversal of the valuation allowance on our interest limitation carryforward deferred tax asset of $114 million.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
For the three and nine months ended September 30, 2024 (Predecessor), we recorded a provision for income taxes of $45 million and a benefit from income taxes of $342 million, reflecting an effective income tax rate of 37.5% and 5.6%, respectively. Included in the provision for/benefit from income taxes are the following items identified as affecting the comparability of our results, which in aggregate increased our effective income tax rate by 12.0 percentage points and decreased our effective income tax rate by 16.2 percentage points for their respective periods.

	Impact from Items Affecting Comparability
	Predecessor
	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Earnings (Loss) Before Income Taxes	Benefit from (Provision for) Income Taxes	Earnings (Loss) Before Income Taxes	Benefit from (Provision for) Income Taxes
Programming charges (Note 3)	$—	$—	$(1,118)	$275
Impairment charges (Note 4)	$(104)	$26	$(6,100)	$375
Restructuring charges (Note 4)	$(288)	$65	$(544)	$117
Transaction-related items (Note 4)	$(33)	$1	$(51)	$4
Loss from investment	$—	$—	$(4)	$1
Net discrete tax benefit (provision)	n/a	$2	n/a	$(47)
n/a - not applicable
(a) The net discrete tax provision for the nine months ended September 30, 2024 is primarily attributable to the establishment of a valuation allowance on our interest limitation carryforward deferred tax asset that was not expected to be realized because of a reduction in our deferred tax liabilities caused by the goodwill impairment charge in the second quarter of 2024. This impact was partially offset by amounts realized in connection with the filing of our tax returns in certain international jurisdictions.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
12) PENSION AND OTHER POSTRETIREMENT BENEFITS
The following tables present the components of net periodic cost for our pension and postretirement benefit plans. The service cost component of net periodic cost is presented on the Consolidated Statements of Operations within operating income and all other components of net periodic cost are included within “Other items, net”.

	Pension Benefits			Postretirement Benefits
	Successor	Predecessor		Successor	Predecessor
	Period From August 7 - September 30,	Period From July 1 - August 6,	Three Months Ended September 30,	Period From August 7 - September 30,	Period From July 1 - August 6,	Three Months Ended September 30,
	2025	2025	2024	2025	2025	2024
Components of net periodic cost (a):
Service cost	$—	$—	$—	$—	$1	$—
Interest cost	30	21	50	1	—	3
Expected return on plan assets	(19)	(13)	(34)	—	—	—
Amortization of actuarial loss (gain) (b)	—	7	20	—	(2)	(4)
Net periodic cost	$11	$15	$36	$1	$(1)	$(1)

	Pension Benefits			Postretirement Benefits
	Successor	Predecessor		Successor	Predecessor
	Period From August 7 - September 30,	Period From January 1 - August 6,	Nine Months Ended September 30,	Period From August 7 - September 30,	Period From January 1 - August 6,	Nine Months Ended September 30,
	2025	2025	2024	2025	2025	2024
Components of net periodic cost (a):
Service cost	$—	$—	$—	$—	$1	$—
Interest cost	30	120	149	1	5	8
Expected return on plan assets	(19)	(77)	(102)	—	—	—
Amortization of actuarial loss (gain) (b)	—	44	60	—	(11)	(13)
Net periodic cost	$11	$87	$107	$1	$(5)	$(5)
(a) Amounts reflect our domestic plans only.
(b) Reflects amounts reclassified from accumulated other comprehensive loss to net earnings (loss).

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
13) SEGMENT INFORMATION
The tables below set forth our financial information by reportable segment that is regularly reviewed by the Company’s chief operating decision maker (“CODM”), who is the Company’s Chief Strategy Officer and Chief Operating Officer, Andrew Gordon. We are in the process of transitioning our reporting structure into three new segments: Studios, Direct-to-Consumer, and TV Media, which will be completed and reflected in our Quarterly Report on Form 10-Q for the first quarter of 2026. The following is a description of our current segments:

•TV Media—Our TV Media segment consists of our (1) broadcast operations—the CBS Television Network, our domestic broadcast television network; CBS Stations, our owned television stations; and our international free-to-air networks, Network 10, Channel 5, and Chilevisión; (2) domestic premium and basic cable networks, including Paramount+ with Showtime, MTV, Comedy Central, Paramount Network, The Smithsonian Channel, Nickelodeon, BET Media Group, CBS Sports Network, and international extensions of certain of these brands; and (3) domestic and international television studio operations, including CBS Studios and Paramount Television Studios, as well as CBS Media Ventures, which produces and distributes first-run syndicated programming. TV Media also includes a number of digital properties such as CBS News Streaming for 24 hour news and CBS Sports HQ for sports news and analysis.

•Direct-to-Consumer—Our Direct-to-Consumer segment includes our portfolio of domestic and international pay and free streaming services, including Paramount+, Pluto TV, and BET+.

•Filmed Entertainment—Our Filmed Entertainment segment consists of Paramount Pictures, Skydance’s Animation, Film, Television, Interactive/Games, and Sports divisions, Paramount Players, Paramount Animation, Nickelodeon Studio, Awesomeness, and Miramax.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
We present operating income excluding depreciation and amortization, stock-based compensation, impairment charges, restructuring charges, transaction-related items, programming charges, and gain on dispositions, each where applicable (“Adjusted OIBDA”), as the primary measure of profit and loss for our operating segments in accordance with FASB guidance for segment reporting. Programming charges consist only of charges related to major strategic changes (see Note 3), and do not include impairment charges that occur as part of our normal operations, which are recorded within content costs in the tables below, where applicable, and are not excluded in Adjusted OIBDA. Stock-based compensation is excluded from our segment measure of profit and loss because it is set and approved by our Board of Directors in consultation with corporate executive management. We do not disclose our assets by segment because they are not regularly provided to the CODM and are not used to evaluate our operating performance or in determining the allocation of resources.

	Successor	Predecessor
	Period From August 7 - September 30,	Period From July 1 - August 6,	Three Months Ended September 30,
	2025	2025	2024
Revenues:
Advertising	$980	$485	$1,666
Affiliate and subscription	1,044	696	1,872
Licensing and other	344	247	760
TV Media	2,368	1,428	4,298
Advertising	300	179	507
Subscription	983	704	1,343
Licensing	1	—	10
Direct-to-Consumer	1,284	883	1,860
Theatrical	39	73	108
Licensing and other	440	202	480
Advertising	1	1	2
Filmed Entertainment	480	276	590
Eliminations	(11)	(6)	(17)
Total Revenues	$4,121	$2,581	$6,731

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Successor	Predecessor
	Period From August 7 - September 30,	Period From January 1 - August 6,	Nine Months Ended September 30,
	2025	2025	2024
Revenues:
Advertising	$980	$4,180	$5,981
Affiliate and subscription	1,044	4,302	5,778
Licensing and other	344	1,495	2,041
TV Media	2,368	9,977	13,800
Advertising	300	1,146	1,540
Subscription	983	3,940	4,069
Licensing	1	1	10
Direct-to-Consumer	1,284	5,087	5,619
Theatrical	39	475	399
Licensing and other	440	1,112	1,465
Advertising	1	6	10
Filmed Entertainment	480	1,593	1,874
Eliminations	(11)	(35)	(64)
Total Revenues	$4,121	$16,622	$21,229
Revenues generated between segments are principally from intersegment arrangements for the distribution of content, rental of studio space, and advertising, as well as licensing revenues earned from third parties who license our content to our internal platforms either through a sub-license or co-production arrangement. These transactions are recorded at market value as if the sales were to third parties and are eliminated in consolidation. For content that is licensed between segments, content costs are allocated across segments based on the relative value of the distribution windows within each segment. Accordingly, no intersegment licensing revenues or profits are recorded by the licensor segment.

	Successor	Predecessor
	Period From August 7 - September 30,	Period From July 1 - August 6,	Three Months Ended September 30,
	2025	2025	2024
Intercompany Revenues:
TV Media	$3	$3	$5
Filmed Entertainment	8	3	12
Total Intercompany Revenues	$11	$6	$17

	Successor	Predecessor
	Period From August 7 - September 30,	Period From January 1 - August 6,	Nine Months Ended September 30,
	2025	2025	2024
Intercompany Revenues:
TV Media	$3	$20	$22
Filmed Entertainment	8	15	42
Total Intercompany Revenues	$11	$35	$64

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Successor	Predecessor
	Period From August 7 - September 30,	Period From July 1 - August 6,	Three Months Ended September 30,
	2025	2025	2024
TV Media
Revenues	$2,368	$1,428	$4,298

Content costs	1,109	657	2,066
Advertising and marketing	62	59	164
Other (a)	657	430	1,132
Total segment expenses	1,828	1,146	3,362

TV Media Adjusted OIBDA	540	282	936
Direct-to-Consumer
Revenues	1,284	883	1,860

Content costs	545	412	961
Advertising and marketing	153	114	259
Other (b)	351	252	591
Total segment expenses	1,049	778	1,811

Direct-to-Consumer Adjusted OIBDA	235	105	49
Filmed Entertainment
Revenues	480	276	590

Content costs	337	131	274
Advertising and marketing	54	106	145
Other (c)	102	75	168
Total segment expenses	493	312	587

Filmed Entertainment Adjusted OIBDA	(13)	(36)	3
Corporate/Eliminations	(78)	(38)	(84)
Stock-based compensation (d)	(29)	(16)	(46)
Depreciation and amortization	(226)	(29)	(96)
Impairment charges	—	—	(104)
Restructuring and transaction-related items (d)	(185)	(188)	(321)
Operating income	244	80	337
Interest expense	(138)	(85)	(209)
Interest income	24	13	31
Other items, net	(8)	(16)	(39)
Earnings (loss) from continuing operations before income taxes and equity in loss of investee companies	122	(8)	120
(Provision for) benefit from income taxes	(85)	229	(45)
Equity in loss of investee companies, net of tax	(33)	(31)	(59)
Net earnings from continuing operations	4	190	16
Net earnings from discontinued operations, net of tax	—	—	5
Net earnings (Parent and noncontrolling interests)	4	190	21
Net earnings attributable to noncontrolling interests	(17)	(434)	(20)
Net earnings (loss) attributable to Parent	$(13)	$(244)	$1

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Successor	Predecessor
	Period From August 7 - September 30,	Period From January 1 - August 6,	Nine Months Ended September 30,
	2025	2025	2024
TV Media
Revenues	$2,368	$9,977	$13,800

Content costs	1,109	4,956	6,528
Advertising and marketing	62	328	444
Other (a)	657	2,626	3,429
Total segment expenses	1,828	7,910	10,401

TV Media Adjusted OIBDA	540	2,067	3,399
Direct-to-Consumer
Revenues	1,284	5,087	5,619

Content costs	545	2,712	3,176
Advertising and marketing	153	749	871
Other (b)	351	1,473	1,783
Total segment expenses	1,049	4,934	5,830

Direct-to-Consumer Adjusted OIBDA	235	153	(211)
Filmed Entertainment
Revenues	480	1,593	1,874

Content costs	337	846	905
Advertising and marketing	54	417	470
Other (c)	102	430	553
Total segment expenses	493	1,693	1,928

Filmed Entertainment Adjusted OIBDA	(13)	(100)	(54)
Corporate/Eliminations	(78)	(212)	(281)
Stock-based compensation (d)	(29)	(99)	(141)
Depreciation and amortization	(226)	(204)	(297)
Programming charges	—	—	(1,118)
Impairment charges	—	(157)	(6,100)
Restructuring and transaction-related items (d)	(185)	(454)	(595)
Gain on dispositions	—	35	—
Operating income (loss)	244	1,029	(5,398)
Interest expense	(138)	(516)	(645)
Interest income	24	83	111
Loss from investment	—	—	(4)
Other items, net	(8)	(92)	(126)
Earnings (loss) from continuing operations before income taxes and equity in loss of investee companies	122	504	(6,062)
(Provision for) benefit from income taxes	(85)	79	342
Equity in loss of investee companies, net of tax	(33)	(171)	(221)
Net earnings (loss) from continuing operations	4	412	(5,941)
Net earnings from discontinued operations, net of tax	—	—	14
Net earnings (loss) (Parent and noncontrolling interests)	4	412	(5,927)
Net earnings attributable to noncontrolling interests	(17)	(447)	(39)
Net loss attributable to Parent	$(13)	$(35)	$(5,966)

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
(a) Other segment expenses for our TV Media segment include employee compensation; revenue-sharing costs to television stations affiliated with the CBS Television Network; costs relating to the distribution of our content; costs for research, occupancy, technology, and professional services; and other costs associated with our operations.
(b) Other segment expenses for our Direct-to-Consumer segment include employee compensation; revenue-sharing costs, including for third-party distribution; costs for occupancy, technology, and professional services; and other costs associated with our operations.
(c) Other segment expenses for our Filmed Entertainment segment include employee compensation; costs relating to the distribution of our content; costs for occupancy, technology, and professional services; and other costs associated with our operations.
(d) For the Successor period from August 7 - September 30, 2025, and the Predecessor periods from July 1 - August 6, 2025 and January 1 - August 6, 2025, stock-based compensation expense of $30 million, $10 million, and $14 million, respectively, is included in “Restructuring and transaction-related items.” For the Predecessor periods in 2024, stock-based compensation expense of $20 million and $34 million, respectively, is included in “Restructuring and transaction-related items.”
14) COMMITMENTS AND CONTINGENCIES
Guarantees
Letters of Credit and Surety Bonds
At September 30, 2025 (Successor), we had outstanding letters of credit and surety bonds of $673 million that were not recorded on the Consolidated Balance Sheet, including $436 million issued under a $1.9 billion standby letter of credit facility in accordance with the contractual requirements of one of our commitments. The amount outstanding under the letter of credit decreases throughout 2025 as we make payments under the related contractual commitment. Letters of credit and surety bonds are primarily used as security against non-performance in the normal course of business under contractual requirements of certain of our commitments. The standby letter of credit facility, which matures in May 2026, is subject to provisions similar to the Credit Facility, including the same principal financial covenant (see Note 7).

Other
In the course of our business, we both provide and receive indemnities that are intended to allocate certain risks associated with business transactions. Similarly, we may remain contingently liable for various obligations of a business that has been divested in the event that a third party does not live up to its obligations under an indemnification obligation. We record a liability for our indemnification obligations and other contingent liabilities when probable and reasonably estimable.

Legal Matters
General
On an ongoing basis, we vigorously defend ourselves in numerous lawsuits and proceedings and respond to various investigations and inquiries from federal, state, local and international authorities (collectively, “Litigation”). Litigation may be brought against us without merit, is inherently uncertain and always difficult to predict. However, based on our understanding and evaluation of the relevant facts and circumstances, we believe that the following matters are not likely, in the aggregate, to result in a material adverse effect on our business, financial condition and results of operations.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Litigation Relating to the Transactions
In connection with the Transactions, on July 24, 2024, Scott Baker, a purported holder of Paramount Global Class B Common Stock, filed a putative class action lawsuit in the Court of Chancery of the State of Delaware (the “Court”) against NAI, Shari E. Redstone, Barbara M. Byrne, Linda M. Griego, Judith A. McHale, Charles E. Phillips, Jr., Susan Schuman, Skydance and David Ellison (the “Baker Action”). The complaint alleges breaches of fiduciary duties to Class B stockholders in connection with the negotiation and approval of the Transaction Agreement, among other claims, and seeks unspecified damages, costs and expenses, as well as other relief. On November 4, 2024, the Court granted the parties’ stipulation in the Baker Action agreeing to (i) postpone briefing on motions to dismiss until the filing or designation of an operative complaint following resolution of the plaintiff’s motion to appoint him and the Baerlocher Family Trust, a purported holder of Paramount Global Class B Common Stock, as co-lead plaintiffs and Berger Montague PC as interim class counsel (the “Baker Leadership Motion”), and (ii) stay discovery until resolution of any motions to dismiss any operative complaint following resolution of the Baker Leadership Motion. Throughout October 2024, various purported stockholders filed motions for intervention to oppose the Baker Leadership Motion. On December 31, 2024, the plaintiff, along with Mark Baerlocher, as trustee for the Baerlocher Family Trust, filed an amended complaint alleging the same breaches of fiduciary duties against the same defendants as in the original complaint. On June 27, 2025, counsel for Mr. Baker informed the Court that the Baker Leadership Motion would be withdrawn without prejudice and that the group of purported stockholders seeking lead plaintiff status would meet and confer to propose a schedule for resolving lead plaintiff applications.

On April 30, 2024, the State of Rhode Island Office of the General Treasurer, on behalf of the Employees’ Retirement System of Rhode Island, a purported holder of Paramount Global Class B Common Stock filed a verified complaint for the inspection of books and records under Section 220 of the General Corporation Law of the State of Delaware (the “DGCL”) in the Court against us, seeking the inspection of our books and records in order to investigate whether our Board of Directors, NAI, Shari E. Redstone and/or our executive officers may have breached their fiduciary duties to our stockholders for alleged diversion of corporate opportunities (the “220 Action”). The magistrate judge held a trial on July 24, 2024, and denied the request for inspection. The plaintiff noticed an exception to the Court, and on January 29, 2025, the Court ruled that the plaintiff is entitled to obtain books and records that are both necessary and sufficient to fulfill the purpose of its request. On February 25, 2025, the Court granted an implementing order returning the 220 Action to the magistrate judge for further proceedings on the scope of production. On March 24, 2025, the Court granted our application for certification of interlocutory appeal to the Delaware Supreme Court, which was accepted on April 30, 2025. Briefing on the appeal is complete. Certain other purported holders of Paramount Global Class B Common Stock and Class A Common Stock have delivered demand letters to investigate similar alleged breaches of fiduciary duties in connection with the Transactions and requested the inspection of books and records. We have also received demand letters from purported holders of Paramount Global Class B Common Stock related to alleged omissions in New Paramount’s registration statement on Form S-4.

Additionally, on August 20, 2024, LiveVideo.AI Corp. filed a lawsuit in the U.S. District Court for the Southern District of New York against Shari E. Redstone, NAI, Christine Varney and Monica Seligman, alleging that defendants did not fairly consider its offer to purchase Paramount. The complaint asserts claims for unfair competition, tortious interference, unjust enrichment and aiding and abetting breach of fiduciary duty, among others, and seeks unspecified monetary damages, costs and other relief. The defendants were never served. The parties exchanged several filings related to service and default. On August 12, 2025, the magistrate judge issued a Report and Recommendation recommending that the case be dismissed and the court impose $10,000 in monetary sanctions against LiveVideo.AI Corp. The district judge adopted the report in full on September 30, 2025, dismissing the case, imposing the sanctions, and enjoining LiveVideo.AI Corp. from filing any further lawsuits in any federal district court arising out of the Transactions.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
On August 13, 2025, Gabelli Value 25 Fund Inc. (“Gabelli”) filed a putative class action complaint against Barbara M. Byrne, Linda M. Griego, Judith A. McHale, Charles E. Phillips, Jr., Susan Schuman (the “Special Committee Defendants”), Harbor Lights Entertainment, Inc. (f/k/a National Amusements, Inc.) and Shari Redstone (the “NAI Defendants”), and Skydance Media, LLC and RB Tentpole LP (the “Skydance Defendants”), alleging causes of action for breach of fiduciary duty against all defendants and unjust enrichment against the NAI Defendants. Gabelli seeks a declaratory judgment, damages, including rescissory damages and/or quasi-appraisal damages, disgorgement of NAI’s profits, fees and costs, and pre- and post-judgment interest. On September 16, 2025, the Skydance Defendants filed placeholder motions to dismiss, and Gabelli filed a motion to be appointed as interim lead plaintiff representing former minority holders of Class A shares of pre-Transaction Paramount (the “Gabelli Class A Leadership Motion”). On October 16, 2025, counsel for Gabelli filed a letter with the Court indicating that no competing motions or objections to the Gabelli Class A Leadership Motion were filed and proposed that the Court appoint Gabelli as lead plaintiff.

On February 4, 2025, New York City Employees’ Retirement System, the New York City Fire Department Pension Fund, the New York City Police Pension Fund, the New York City Board of Education Retirement System, and the Teachers’ Retirement System of the City of New York, purported holders of Paramount Global Class B Common Stock and Class A Common Stock, filed a putative class action lawsuit in the Court against Barbara M. Byrne, Linda M. Griego, Judith A. McHale and Susan Schuman, which alleges breaches of fiduciary duties for their alleged failure to sufficiently consider an alternate offer that the plaintiffs claimed was superior to the Transactions (the “NYCERS Action”). The plaintiffs argue that the no-shop provision in the Transaction Agreement should be declared invalid and unenforceable because it prevented the parties from engaging in further deal discussions and negotiations with companies other than Skydance, including, specifically, Project Rise Partners, after the no-shop period began. The plaintiffs further assert that the Court has the power to invalidate this provision because Skydance allegedly aided and abetted NAI’s and Shari E. Redstone’s breach of fiduciary duties, including by agreeing to indemnify Shari E. Redstone (through Skydance’s separate agreement with NAI) for any breach of fiduciary duty claims arising out of the Transactions up to a certain amount. Skydance, NAI, Shari E. Redstone and Paramount were not named as defendants in the original complaint. The NYCERS Action originally sought, among other forms of relief, an order from the Court enjoining the closing of the Transactions until the Court reached a final resolution on the plaintiffs’ claims and an order compelling the Special Committee to evaluate Project Rise Partners’ alternative offer to, among other things, acquire Paramount Global Class A Common Stock for $23.00 per share and Paramount Global Class B Common Stock for $19.00 per share. The Project Rise Partners’ offer was made after the go-shop period in the Transaction Agreement had ended. The complaint does not seek compensatory damages. The plaintiffs filed a motion for expedited proceedings along with their complaint. On February 18, 2025, the plaintiffs moved to join Paramount and Skydance (and various other entities named in the Transaction Agreement) as necessary parties to the litigation and moved for a temporary restraining order preventing the closing of the Transactions until the Court considered the plaintiffs’ anticipated motion for injunctive relief following expedited discovery. The parties reached agreement to withdraw plaintiffs’ request for expedition and their application for injunctive relief in exchange for targeted discovery from certain of the defendants and third parties. The matter is in discovery.

On April 8, 2025, Metropolitan Water Reclamation District Retirement Fund, Laborers’ and Retirement Board Employees’ Annuity and Benefit Fund of Chicago, Gary Mendelsohn, and Park Employees’ Annuity and Benefit Fund of Chicago, purported holders of Class B Common Stock, filed a complaint for the inspection of books and records under Section 220 of the DGCL in the Court against us to maintain standing to enforce their statutory inspection rights and seek an order that Paramount produce all the books and records identified in their Section 220 demands to investigate possible breaches of fiduciary duties in connection with the Transactions. The complaint alleges that the documents produced to such purported stockholders thus far pursuant to their Section 220 demands are insufficient. The complaint seeks an order requiring us to produce the documents identified in their Section 220

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
demands, among other relief. On April 21, 2025, the Court approved a stipulation by the parties to stay all proceedings in the action in an effort to resolve the dispute.

Litigation Related to Distribution Agreements
In October 2024, Sony Pictures Television Inc., along with Jeopardy Productions, Inc. and Califon Productions, Inc. (collectively, “Sony”), filed a civil complaint for damages against CBS Studios Inc. in the Superior Court of the State of California, for Los Angeles County, asserting a breach of contract claim against us relating to our exclusive right to distribute Wheel of Fortune and Jeopardy! (the “Distribution Agreements”). In December 2024, we filed a cross-complaint against Sony seeking, among other things, a declaration that the Distribution Agreements remain in full force and effect. On February 3, 2025, Sony purported to assume our distribution functions, and on February 4, 2025, we filed an ex parte application, seeking a temporary restraining order preventing Sony from assuming these distribution functions, which the trial court granted on February 5, 2025. On April 10, 2025, the trial court declined to issue a preliminary injunction preventing Sony from assuming these distribution functions for the duration of the litigation. On April 11, 2025, we appealed the trial court’s ruling and requested a stay of the order denying the preliminary injunction, which was granted on April 16, 2025. The parties have reached a settlement of this matter.

Claims Related to Former Businesses
Asbestos
We are a defendant in lawsuits claiming various personal injuries related to asbestos and other materials, which allegedly occurred as a result of exposure caused by various products manufactured by Westinghouse, a predecessor, generally prior to the early 1970s. Westinghouse was neither a producer nor a manufacturer of asbestos. We are typically named as one of a large number of defendants in both state and federal cases. In the majority of asbestos lawsuits, the plaintiffs have not identified which of our products is the basis of a claim. Claims against us in which a product has been identified most commonly relate to allegations of exposure to asbestos-containing insulating material used in conjunction with turbines and electrical equipment.

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. We do not report as pending those claims on inactive, stayed, deferred or similar dockets that some jurisdictions have established for claimants who allege minimal or no impairment. As of September 30, 2025 (Successor), we had pending approximately 17,540 asbestos claims, as compared with approximately 18,310 as of December 31, 2024 (Predecessor). For the period from August 7 - September 30, 2025 (Successor) and for the period from July 1 - August 6, 2025 (Predecessor) we received approximately 450 and 330 new claims, respectively, and closed or moved to an inactive docket approximately 910 and 120 claims, respectively. We report claims as closed when we become aware that a dismissal order has been entered by a court or when we have reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. Our total costs for the years 2024 (Predecessor) and 2023 (Predecessor) for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $34 million and $54 million, respectively. Our costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

Filings include claims for individuals suffering from mesothelioma, a rare cancer, the risk of which is allegedly increased by exposure to asbestos; lung cancer, a cancer which may be caused by various factors, one of which is alleged to be asbestos exposure; other cancers, and conditions that are substantially less serious, including claims

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
brought on behalf of individuals who are asymptomatic as to an allegedly asbestos-related disease. A significant number of pending claims against us are non-cancer claims. It is difficult to predict long-term future asbestos liabilities, as events and circumstances may impact the estimate.

Other
From time to time, we receive claims from federal and state environmental regulatory agencies and other entities asserting that we are or may be liable for environmental cleanup costs and related damages principally relating to our historical and predecessor operations. In addition, from time to time we receive personal injury claims including toxic tort and product liability claims (other than asbestos) arising from our historical operations and predecessors.
In connection with recording Paramount Global’s net assets at the Ultimate Parent’s basis, “Other liabilities” was increased to reflect the fair value of Paramount Global’s estimated contingent liabilities for the defense and settlement of asbestos lawsuits as well as claims from federal and state environmental regulatory agencies and other entities asserting liability for environmental cleanup costs and related damages (See Note 2). The estimated fair value of the asbestos-related liability was determined in consultation with a third-party firm with expertise in estimating asbestos liability and represents the estimate of the amount a third party would pay to take on the risk of any asbestos-related future losses. While we believe that our accruals for these matters are adequate, there can be no assurance that circumstances will not change in future periods and, as a result, our actual liabilities may be higher or lower than our accrual.
15) SUPPLEMENTAL FINANCIAL INFORMATION
Supplemental Cash Flow Information

	Successor	Predecessor
	Period From August 7 - September 30,	Period From January 1 - August 6,	Nine Months Ended September 30,
	2025	2025	2024
Cash paid for interest	$148	$524	$676

Cash paid for income taxes	$11	$201	$68

Noncash additions to operating lease assets	$1	$82	$76
The cash balance on August 6, 2025 (Predecessor) was $2.46 billion. The cash balance on August 7, 2025 (Successor) was $3.85 billion. The difference reflects the proceeds received from the PIPE Transaction (see Note 1) and cash received from Skydance’s opening balance sheet, offset by cash paid for transaction-related costs incurred prior to the Closing Date.

In connection with the closing of the Transactions, on August 7, 2025 (Successor), borrowings outstanding of $720 million under Skydance’s revolving credit facility were repaid in full.

Lease Income
We enter into operating leases for the use of our owned production facilities and office buildings. Lease payments received under these agreements consist of fixed payments for the rental of space and certain building operating costs, as well as variable payments based on usage of production facilities and services, and escalating costs of building operations. We recorded total lease income, including both fixed and variable amounts, of $7 million, $2 million and $23 million for the periods from August 7 - September 30, 2025 (Successor), July 1 - August 6, 2025,

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
and January 1 - August 6, 2025 (Predecessor), respectively, and $10 million and $25 million for the three and nine months ended September 30, 2024 (Predecessor), respectively.

Dispositions
During the first quarter of 2025 (Predecessor), we recorded gains totaling $35 million, principally associated with the disposition of a noncore business.

Discontinued Operations
On October 30, 2023, we completed the sale of Simon & Schuster to affiliates of Kohlberg Kravis Roberts & Co. During the first quarter of 2024 (Predecessor), we recorded an additional pretax gain of $12 million on the sale as a result of a working capital adjustment.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition.
(Tabular dollars in millions, except per share amounts)
Management’s discussion and analysis of the results of operations and financial condition of Paramount Skydance Corporation should be read in conjunction with the consolidated financial statements and related notes in the Annual Report on Form 10-K for the year ended December 31, 2024 of our Predecessor, Paramount Global. References to “Paramount,” the “Company,” “we,” “us” and “our” refer to Paramount Skydance Corporation and its consolidated subsidiaries, unless the context otherwise requires.

The NAI Transaction—On August 7, 2025, pursuant to a purchase and sale agreement dated July 7, 2024, certain affiliates of investors in Skydance Media, LLC (“Skydance”), comprised of entities controlled by the Ellison Family (as defined below), and affiliates of RedBird Capital Partners (collectively the “NAI Equity Investors”), purchased all of the outstanding equity interests of National Amusements, Inc. (“NAI”), which had previously been the controlling stockholder of Paramount Global, from the shareholders of NAI (the “NAI Transaction”).

The Transactions—Also on August 7, 2025 (the “Closing Date”), following the completion of the NAI Transaction and pursuant to the Transaction Agreement dated as of July 7, 2024, Paramount Global and Skydance became wholly-owned subsidiaries of Paramount Skydance Corporation (the transactions contemplated by the Transaction Agreement, the “Transactions”). Paramount Skydance Corporation was formerly known as New Pluto Global, Inc., which was formed on June 3, 2024 for purposes of consummating the Transactions and was a wholly-owned direct subsidiary of Paramount Global prior to the closing of the Transactions when, through a series of mergers contemplated by the Transaction Agreement, it became the holding company of Paramount Global and Skydance.

Concurrent with the NAI Transaction, the NAI Equity Investors and certain other affiliates of investors in Skydance made an investment of $6.0 billion into Paramount Skydance Corporation (the “PIPE Transaction”) in exchange for 400 million newly issued shares of Class B common stock of Paramount Skydance Corporation (“Paramount Skydance Corporation Class B Common Stock”) for a purchase price of $15.00 per share, and the NAI Equity Investors also received warrants to purchase 200 million shares of Paramount Skydance Corporation Class B Common Stock at an initial exercise price of $30.50 per share (subject to customary anti-dilution adjustments), which expire five years after issuance. $4.45 billion of the PIPE Transaction investment was used to fund the cash-stock election discussed below and $1.52 billion of cash was provided to the Company.

The Transactions also included: (1) a transaction pursuant to which each outstanding Skydance membership unit held by Skydance investors and each Skydance Phantom Unit was converted into the right to receive the applicable portion of 316.7 million shares of Paramount Skydance Corporation Class B Common Stock (313.8 million shares after reduction in connection with certain tax withholding requirements), and (2) a cash-stock election offered to holders of Paramount Global common stock pursuant to which (a) shares of Paramount Global Class A Common Stock held by stockholders other than NAI or its subsidiaries were converted, at the stockholders’ election, into the right to receive either $23.00 in cash (“Class A Cash Consideration”) or 1.5333 shares of Paramount Skydance Corporation Class B Common Stock (“Class A Stock Consideration”), and (b) shares of Paramount Global Class B Common Stock held by stockholders other than NAI or its subsidiaries, the NAI Equity Investors and certain other affiliates of investors in Skydance referred to above were converted, at the stockholders’ election, into the right to receive either $15.00 in cash (“Class B Cash Consideration”), subject to proration, or one share of Paramount Skydance Corporation Class B Common Stock (“Class B Stock Consideration”). The shares of Paramount Class A Common Stock held by NAI and its subsidiaries converted into shares of Class A common stock, par value $0.001 per share. Shares of Paramount Global Class A Common Stock for which elections to receive Class A Cash Consideration or Class A Stock Consideration were not made or were validly revoked were automatically converted into Class A Stock Consideration. Shares of Paramount Global Class B Common Stock for which elections to receive Class B Cash Consideration were not made or were validly revoked were converted automatically into one share of Paramount Skydance Corporation Class B Common Stock.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Shares of Paramount Skydance Corporation Class B Common Stock now trade on the Nasdaq Stock Market LLC (“Nasdaq”) under the ticker symbol “PSKY”. All shares of Paramount Global Class A Common Stock and Class B Common Stock have been delisted from Nasdaq and have been cancelled and ceased to exist.

Holders of shares of Class A common stock of Paramount Skydance Corporation (“Paramount Skydance Corporation Class A Common Stock”) are entitled to one vote per share with respect to all matters on which the holders of Paramount Skydance Corporation common stock are entitled to vote. Holders of Paramount Skydance Corporation Class B Common Stock do not have voting rights. Following the closing of the Transactions and the NAI Transaction, NAI, which was renamed Harbor Lights Entertainment, Inc., and its subsidiaries held 100.0% of the Paramount Skydance Corporation Class A Common Stock. Accordingly, entities controlled by the Ellison Family (as defined below) indirectly hold approximately 77.5% of the Paramount Skydance Corporation Class A Common Stock through their collective approximate 77.5% ownership interest in Harbor Lights Entertainment, Inc., and as a result the Ellison Family is the controlling stockholder of Paramount. For the purpose of determining the controlling ownership of Paramount, the Ellison family is comprised of Lawrence Ellison and David Ellison (the “Ellison Family”). David Ellison is the son of Lawrence Ellison, and Lawrence Ellison and David Ellison are accordingly considered immediate family members. The Ellison Family either individually or through ownership of various entities are collectively the ultimate parent of Paramount (“Ultimate Parent”).

Pushdown of Ultimate Parent’s Basis— At the time Paramount Global and Skydance became subsidiaries of Paramount Skydance Corporation, the Ellison Family controlled both Paramount Global and Skydance, and as a result, this transaction has been accounted for as a transaction between entities under common control. As a transaction between entities under common control, the net assets were combined at the Ultimate Parent’s basis, which for Paramount Global was deemed to be the estimated fair value as of August 7, 2025, the date of the closing of the NAI Transaction, which was the point at which the Ellison Family obtained control of Paramount Global. As a result, the net assets of Paramount Global were recorded at their fair value as of this date. Since the net assets of Skydance were already at the Ultimate Parent’s basis, no adjustment to the fair value of net assets was necessary, and Skydance was combined with Paramount Global’s net assets at the Ultimate Parent’s basis as of this date.

Our consolidated financial statements and footnote disclosures are presented in two distinct periods to indicate the pushdown of the Ultimate Parent’s basis, which resulted in a new basis of accounting. The periods prior to the closing of the Transactions include only Paramount Global and are identified as “Predecessor”, and the periods beginning on August 7, 2025 reflect Paramount Skydance Corporation and are identified as “Successor”. Due to the application of pushdown accounting, the results of operations, financial position and cash flows are not comparable between the Successor and Predecessor periods. Paramount Global has been identified as the predecessor entity to Paramount Skydance Corporation based on the relative size and fair value of Paramount Global and Skydance, and the fact that Paramount Global was an existing publicly traded company prior to the completion of the Transactions. No single factor was the sole determinant in the overall conclusion that Paramount Global is the predecessor; rather all factors were considered in arriving at such conclusion.

We have certain contracts that may require us to obtain consents from other parties in connection with the Transactions. If these consents cannot be obtained, the counterparties to these contracts (and, as a result, other third parties with which we have contractual agreements) may have the right to terminate, reduce the scope of or otherwise alter their relationships with us following the Transactions. Accordingly, the failure to obtain such consents could have a material adverse effect on our business, financial condition and results of operations.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Significant components of management’s discussion and analysis of results of operations and financial condition include:
•Overview—Summary of our business and operational highlights.
•Consolidated Results of Operations—Analysis of our results on a consolidated basis for the period from August 7 - September 30, 2025 (Successor) and for the periods from July 1 - August 6, 2025, January 1 - August 6, 2025, and the three and nine months ended September 30, 2024 (Predecessor).
•Segment Results of Operations—Analysis of our results on a reportable segment basis for the period from August 7 - September 30, 2025 (Successor) and for the periods from July 1 - August 6, 2025, January 1 - August 6, 2025, and the three and nine months ended September 30, 2024 (Predecessor).
•Liquidity and Capital Resources—Discussion of our cash flows, including sources and uses of cash, for the period from August 7 - September 30, 2025 (Successor) and for the period from January 1 - August 6, 2025, and the nine months ended September 30, 2024 (Predecessor), and of our outstanding debt as of September 30, 2025 (Successor), including Supplemental Guarantor Financial Information.
•Legal Matters—Discussion of legal matters to which we are involved.

Overview
Operational Highlights - Three Months Ended September 30, 2025 and 2024

	Successor	Predecessor
	Period From August 7 - September 30,	Period From July 1 - August 6,	Three Months Ended September 30,
Consolidated Results of Operations	2025	2025	2024
GAAP:
Revenues	$4,121	$2,581	$6,731
Operating income	$244	$80	$337
Net loss from continuing operations attributable to Parent	$(13)	$(244)	$(4)
Diluted EPS from continuing operations	$(.01)	$(.36)	$(.01)

Non-GAAP: (a)
Adjusted OIBDA	$655	$297	$858
Adjusted net earnings (loss) from continuing operations attributable to Parent	$138	$(162)	$327
Adjusted diluted EPS from continuing operations	$.12	$(.24)	$.49
(a) See “Reconciliation of Non-GAAP Measures” for reconciliations of these non-GAAP measures to the most directly comparable financial measures in accordance with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”). These non-GAAP measures exclude certain items identified as affecting comparability that are not part of our normal operations.
As a result of the pushdown of the Ultimate Parent’s basis, operating income, net loss from continuing operations attributable to Parent, and diluted EPS in the Successor period include amortization associated with the establishment of intangible assets and also reflect the net decrease in programming assets. Net loss from continuing operations and diluted EPS also include interest expense associated with the adjustment of our debt to its fair value. In addition, the Successor period includes the results of Skydance.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Adjusted operating income before depreciation and amortization (“Adjusted OIBDA”) for the Successor period in 2025 excludes the impact of restructuring charges. The Predecessor periods in 2025 and 2024 exclude the impacts from transaction-related items and restructuring charges. See Reconciliation of Non-GAAP Measures.

Adjusted net earnings (loss) from continuing operations attributable to Parent and adjusted diluted EPS during the Successor and Predecessor periods in 2025 and 2024 exclude the items noted above, as well as discrete tax items and other items described under Reconciliation of Non-GAAP Measures.
Operational Highlights - Nine Months Ended September 30, 2025 and 2024

	Successor	Predecessor
	Period From August 7 - September 30,	Period From January 1 - August 6,	Nine Months Ended September 30,
Consolidated Results of Operations	2025	2025	2024
GAAP:
Revenues	$4,121	$16,622	$21,229
Operating income (loss)	$244	$1,029	$(5,398)
Net loss from continuing operations attributable to Parent	$(13)	$(35)	$(5,980)
Diluted EPS from continuing operations	$(.01)	$(.05)	$(9.04)

Non-GAAP: (a)
Adjusted OIBDA	$655	$1,809	$2,712
Adjusted net earnings from continuing operations attributable to Parent	$138	$348	$1,112
Adjusted diluted EPS from continuing operations	$.12	$.51	$1.65
(a) See “Reconciliation of Non-GAAP Measures” for reconciliations of these non-GAAP measures to the most directly comparable financial measures in accordance with U.S. GAAP. These non-GAAP measures exclude certain items identified as affecting comparability that are not part of our normal operations.
Revenues during the Predecessor period in 2024 benefited from advertising revenues associated with the broadcast of Super Bowl LVIII on CBS and Paramount+ in the first quarter of 2024. We have the rights to broadcast the Super Bowl on a rotational basis with other networks, and therefore did not have a comparable broadcast in 2025.

As noted above, the Successor period operating income, net loss from continuing operations attributable to Parent, and diluted EPS reflect the pushdown of the Ultimate Parent’s basis, and include the results of Skydance.

Adjusted OIBDA for the Successor period in 2025 excludes the impact of restructuring charges. The Predecessor periods in 2025 and 2024 exclude the impacts from transaction-related items and restructuring charges and 2024 also excludes impairment and programming charges. See Reconciliation of Non-GAAP Measures.

Adjusted net earnings from continuing operations attributable to Parent and adjusted diluted EPS from continuing operations during the Successor and Predecessor periods in 2025 and 2024 exclude the items noted above, as well as discrete tax items and other items described under Reconciliation of Non-GAAP Measures.
We are exposed to political risks inherent in conducting a global business such as retaliatory actions by governments reacting to changes in the U.S. and other countries, including in connection with the imposition of tariffs and other changes in trade policies. Growing macroeconomic uncertainty relating to the imposition of tariffs

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
and other changes in trade policies may negatively affect our results, in particular from potential impacts on the advertising market.
Reconciliation of Non-GAAP Measures
Adjusted OIBDA, adjusted earnings from continuing operations before income taxes, adjusted provision for income taxes, adjusted net earnings from continuing operations attributable to Parent, adjusted diluted EPS from continuing operations, and adjusted effective income tax rate, which are measures of performance not calculated in accordance with U.S. GAAP (together, the “adjusted measures”), exclude certain items identified as affecting comparability that are not part of our normal operations, including impairment charges, restructuring charges, transaction-related items, programming charges, gain on dispositions, loss from investment, and discrete tax items, each where applicable. Programming charges consist only of charges related to major strategic changes, which are further described under Programming Charges, and do not include impairment charges that occur as part of our normal operations, which are recorded within “Operating expenses” on the Consolidated Statements of Operations, and are not excluded in our adjusted measures.

We use these measures to, among other things, evaluate our operating performance. These measures are among the primary measures used by management for planning and forecasting of future periods, and they are important indicators of our operational strength and business performance. In addition, we use Adjusted OIBDA to, among other things, value prospective acquisitions. We believe these measures are relevant and useful for investors because they allow investors to view performance in a manner similar to the method used by our management; and because they exclude items that are not representative of our normal, recurring operations, they provide a clearer perspective on our underlying performance; and make it easier for investors, analysts and peers to compare our operating performance to other companies in our industry and to compare our year-over-year results.

Because the adjusted measures are measures of performance not calculated in accordance with U.S. GAAP, they should not be considered in isolation of, or as a substitute for, operating income (loss), earnings (loss) from continuing operations before income taxes, (provision for) benefit from income taxes, net earnings (loss) from continuing operations attributable to Parent, diluted EPS from continuing operations, and effective income tax rate, as applicable, as indicators of operating performance. These measures, as we calculate them, may not be comparable to similarly titled measures employed by other companies.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
The following tables reconcile the adjusted measures to their most directly comparable financial measures in accordance with U.S. GAAP. The tax impacts on the items identified as affecting comparability in the tables below have been calculated using the tax rate applicable to each item.
Three Months Ended September 30, 2025 and 2024

	Successor	Predecessor
	Period From August 7 - September 30,	Period From July 1 - August 6,	Three Months Ended September 30,
	2025	2025	2024
Operating income (GAAP)	$244	$80	$337
Depreciation and amortization	226	29	96
Impairment charges (a)	—	—	104
Restructuring charges (a)	185	13	288
Transaction-related items (a)	—	175	33
Adjusted OIBDA (Non-GAAP)	$655	$297	$858
Nine Months Ended September 30, 2025 and 2024

	Successor	Predecessor
	Period From August 7 - September 30,	Period From January 1 - August 6,	Nine Months Ended September 30,
	2025	2025	2024
Operating income (loss) (GAAP)	$244	$1,029	$(5,398)
Depreciation and amortization	226	204	297
Programming charges (a)	—	—	1,118
Impairment charges (a)	—	157	6,100
Restructuring charges (a)	185	255	544
Transaction-related items (a)	—	199	51
Gain on dispositions (a)	—	(35)	—
Adjusted OIBDA (Non-GAAP)	$655	$1,809	$2,712
(a) See notes on the following tables for additional information on items affecting comparability.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Three Months Ended September 30, 2025

	Successor
	Period From August 7 - September 30, 2025
	Earnings from Continuing Operations Before Income Taxes	Benefit from (Provision for) Income Taxes		Net Earnings (Loss) from Continuing Operations Attributable to Parent	Diluted EPS from Continuing Operations
Reported (GAAP)	$122	$(85)	(d)	$(13)	$(.01)
Items affecting comparability:
Restructuring charges (a)	185	(30)		155	.13
Discrete tax items	—	(4)		(4)	—
Adjusted (Non-GAAP)	$307	$(119)	(d)	$138	$.12

	Predecessor
	Period From July 1 - August 6, 2025
	Earnings (loss) from Continuing Operations Before Income Taxes	Benefit from (Provision for) Income Taxes		Net Loss from Continuing Operations Attributable to Parent	Diluted EPS from Continuing Operations
Reported (GAAP)	$(8)	$229	(e)	$(244)	$(.36)
Items affecting comparability:
Restructuring charges (a)	13	(3)		10	.02
Transaction-related items (b)	175	(30)		145	.21
Discrete tax items (c)	—	(73)		(73)	(.11)
Adjusted (Non-GAAP)	$180	$123	(e)	$(162)	$(.24)
(a) Reflects severance charges, as further described under Restructuring and Transaction-Related Items.
(b) Reflects banking, legal, advisory, and other professional fees relating to the Transactions, and transaction awards that became payable to eligible employees upon closing of the Transactions.
(c) Reflects the reversal of the valuation allowance on our interest limitation carryforward deferred tax asset, partially offset by the establishment of a reserve for uncertain tax positions.
(d) The reported effective income tax rate for the period from August 7 - September 30, 2025 was 69.7%, primarily reflecting the timing of foreign inclusions and foreign-derived intangible income deductions between the Successor and Predecessor periods. The adjusted effective income tax rate, which is calculated as the adjusted provision for income taxes of $119 million divided by adjusted earnings from continuing operations before income taxes of $307 million, was 38.8%. These adjusted measures exclude the items affecting comparability detailed above.
(e) For the period from July 1 - August 6, 2025, we recorded a tax benefit of $229 million, primarily reflecting the reversal of valuation allowances on deferred tax assets related to interest deduction limitations as a result of recent U.S. tax legislation. The reported benefit, as well as the adjusted income tax benefit of $123 million, also reflect the tax impact of earnings attributable to noncontrolling interests, the timing of foreign inclusions between the Successor and Predecessor periods, and the tax benefit on the foreign-derived intangible income deduction. The adjusted benefit from income taxes excludes the tax impacts from the items affecting comparability detailed in the table above.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Three Months Ended September 30, 2024

	Predecessor
	Three Months Ended September 30, 2024
	Earnings from Continuing Operations Before Income Taxes	Benefit from (Provision for) Income Taxes		Net Earnings (Loss) from Continuing Operations Attributable to Parent	Diluted EPS from Continuing Operations
Reported (GAAP)	$120	$(45)	(d)	$(4)	$(.01)
Items affecting comparability:
Impairment charges (a)	104	(26)		78	.12
Restructuring charges (b)	288	(66)		222	.33
Transaction-related costs (c)	33	—		33	.05
Discrete tax items	—	(2)		(2)	—
Adjusted (Non-GAAP)	$545	$(139)	(d)	$327	$.49
(a) Reflects a charge to reduce the carrying values of FCC licenses in certain markets to their estimated fair values.
(b) Reflects severance charges, as further described under Restructuring and Transaction-Related Items.
(c) Reflects legal and advisory fees relating to the Transactions.
(d) The reported effective income tax rate for the three months ended September 30, 2024 was 37.5% and the adjusted effective income tax rate, which is calculated as the adjusted provision for income taxes of $139 million divided by adjusted earnings from continuing operations before income taxes of $545 million, was 25.5%. These adjusted measures exclude the items affecting comparability detailed above.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Nine Months Ended September 30, 2025

	Successor
	Period From August 7 - September 30, 2025
	Earnings from Continuing Operations Before Income Taxes	Benefit from (Provision for) Income Taxes		Net Earnings (Loss) from Continuing Operations Attributable to Parent	Diluted EPS from Continuing Operations
Reported (GAAP)	$122	$(85)	(e)	(13)	$(.01)
Items affecting comparability:
Restructuring charges (a)	185	(30)		155	.13
Discrete tax items	—	(4)		(4)	—
Adjusted (Non-GAAP)	$307	$(119)	(e)	$138	$.12

	Predecessor
	Period From January 1 - August 6, 2025
	Earnings from Continuing Operations Before Income Taxes	Benefit from (Provision for) Income Taxes		Net Earnings (Loss) from Continuing Operations Attributable to Parent	Diluted EPS from Continuing Operations
Reported (GAAP)	$504	$79	(f)	$(35)	$(.05)
Items affecting comparability:
Impairment charges (b)	157	(39)		118	.17
Restructuring charges (a)	255	(61)		194	.29
Transaction-related items (c)	199	(31)		168	.25
Gain on dispositions (d)	(35)	2		(33)	(.05)
Discrete tax items	—	(64)		(64)	(.10)
Adjusted (Non-GAAP)	$1,080	$(114)	(f)	$348	$.51
(a) Both periods reflect severance charges and also included in the period from January 1 - August 6, 2025 are charges for the impairment of lease assets, as further described under Restructuring and Transaction-Related Items.
(b) Reflects a charge to reduce the carrying values of FCC licenses in certain markets to their estimated fair values.
(c) Reflects banking, legal, advisory, and other professional fees relating to the Transactions, and transaction awards that became payable to eligible employees upon closing of the Transactions.
(d) Principally reflects a gain associated with the disposition of a noncore business.
(e) Refer to the table above for a discussion of the reported and adjusted tax rates for the period from August 7 - September 30, 2025.
(f) The reported effective income tax rate for the period from January 1 - August 6, 2025 was 15.7%, which primarily reflects the reversal of valuation allowances on deferred tax assets related to interest deduction limitations as a result of recent U.S. tax legislation. The reported effective income tax rate also reflects the tax impact of earnings attributable to noncontrolling interests, the timing of foreign inclusions between the Successor and Predecessor periods, and the tax benefit on the foreign-derived intangible income deduction. The adjusted provision for income taxes of $114 million divided by adjusted earnings from continuing operations before income taxes of $1.08 billion, was 10.6%. These adjusted measures exclude the items affecting comparability detailed above.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Nine Months Ended September 30, 2024

	Predecessor
	Nine Months Ended September 30, 2024
	Earnings (Loss) from Continuing Operations Before Income Taxes	Benefit from (Provision for) Income Taxes		Net Earnings (Loss) from Continuing Operations Attributable to Parent	Diluted EPS from Continuing Operations
Reported (GAAP)	$(6,062)	$342	(f)	$(5,980)	$(9.04)	(g)
Items affecting comparability:
Programming charges (a)	1,118	(275)		843	1.27
Impairment charges (b)	6,100	(375)		5,725	8.61
Restructuring charges (c)	544	(118)		426	.64
Transaction-related items (d)	51	(3)		48	.07
Loss from investment	4	(1)		3	—
Discrete tax items (e)	—	47		47	.07
Impact of antidilution	—	—		—	.03
Adjusted (Non-GAAP)	$1,755	$(383)	(f)	$1,112	$1.65	(g)
(a) Reflects programming charges associated with major changes in content strategy, which are further described under Programming Charges.
(b) Reflects a goodwill impairment charge for our Cable Networks reporting unit of $5.98 billion, as well as charges totaling $119 million to reduce the carrying values of FCC licenses to their estimated fair values.
(c) Consists of severance costs associated with strategic changes in our global workforce and the impairment of lease assets, as further described under Restructuring and Transaction-Related Items.
(d) Reflects legal and advisory fees relating to the Transactions.
(e) Primarily attributable to the establishment of a valuation allowance on a deferred tax asset that was not expected to be realized because of a reduction in our deferred tax liabilities caused by the goodwill impairment charge in the second quarter of 2024. This impact was partially offset by amounts realized in connection with the filing of our tax returns in certain international jurisdictions.
(f) The reported effective income tax rate for the nine months ended September 30, 2024 was 5.6% and the adjusted effective income tax rate, which is calculated as the adjusted provision for income taxes of $383 million divided by adjusted earnings from continuing operations before income taxes of $1.76 billion, was 21.8%. These adjusted measures exclude the items affecting comparability detailed above.
(g) For the nine months ended September 30, 2024, the weighted average number of common shares outstanding used in the calculation of reported diluted EPS from continuing operations is 663 million and in the calculation of adjusted diluted EPS from continuing operations is 665 million. The dilutive impact was excluded in the calculation of reported diluted EPS from continuing operations because it would have been antidilutive since we reported a net loss from continuing operations.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Consolidated Results of Operations
Revenues
Three Months Ended September 30, 2025 and 2024

	Successor	Predecessor		Supplemental Pro Forma Revenues (a)
	Period From August 7 - September 30,	Period From July 1 - August 6,	Three Months Ended September 30,	Three Months Ended September 30,		Pro forma Increase/(Decrease)
	2025	2025	2024	2025	2024	$	%
Revenues by Type:
Advertising	$1,280	$664	$2,174	$1,944	$2,174	$(230)	(11)%
Affiliate and subscription	2,027	1,400	3,215	3,427	3,215	212	7
Theatrical	39	73	108	112	108	4	4
Licensing and other	775	444	1,234	1,231	1,443	(212)	(15)
Total Revenues	$4,121	$2,581	$6,731	$6,714	$6,940	$(226)	(3)%
Nine Months Ended September 30, 2025 and 2024

	Successor	Predecessor		Supplemental Pro Forma Revenues (a)
	Period From August 7 - September 30,	Period From January 1 - August 6,	Nine Months Ended September 30,	Nine Months Ended September 30,		Pro forma Increase/(Decrease)
	2025	2025	2024	2025	2024	$	%
Revenues by Type:
Advertising	$1,280	$5,329	$7,521	$6,609	$7,521	$(912)	(12)%
Affiliate and subscription	2,027	8,242	9,847	10,269	9,847	422	4
Theatrical	39	475	399	514	399	115	29
Licensing and other	775	2,576	3,462	3,854	3,917	(63)	(2)
Total Revenues	$4,121	$16,622	$21,229	$21,246	$21,684	(438)	(2)%
(a) Supplemental Pro Forma Revenues for the three and nine months ended September 30, 2025 reflect the combination of the Successor period with the Predecessor period from July 1-August 6, 2025 and January 1-August 6, 2025, respectively, and for Licensing and other and Total Revenues also include pro forma adjustments to include Skydance revenues after the elimination of intercompany revenues from Paramount Global during the Predecessor period. While the Successor and Predecessor periods are distinct reporting periods, revenues were not impacted by the pushdown of the Ultimate Parent’s basis and are supplementally presented on a pro forma combined basis to help investors view these revenues in a manner consistent with our management. See Supplemental Pro Forma Revenues for calculations of these pro forma revenue amounts.

Advertising
Advertising revenues during the Successor and Predecessor periods in 2025 and 2024 were impacted by declines in the linear advertising market and in the 2025 periods also included the impact on pricing from new entrants to the digital advertising market. The Predecessor periods for the three and nine months ended September 30, 2024 benefited from amounts recognized in each applicable period relating to the underreporting of revenue by an international sales partner in previous periods and political advertising revenue associated with the 2024 U.S. Presidential election. The nine-month period also included revenues associated with the broadcast of Super Bowl LVIII on CBS and Paramount+ in the first quarter of 2024. We have the rights to broadcast the Super Bowl on a rotational basis with other networks, and therefore did not have a comparable broadcast in 2025.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
On a pro forma basis, the decreases in advertising revenues of 11% and 12% for the three and nine months ended September 30, 2025, respectively, include decreases of 4% and 1% from lower political advertising and 4% and 2% from the comparison against amounts recognized in the applicable period in 2024 relating to the underreporting of revenue by an international sales partner in previous periods. The comparison for the nine-month period also reflects a decrease of 8% from the benefit to the first quarter of 2024 from our broadcast of the Super Bowl, reflecting the rotational nature of the rights to this broadcast discussed above.

Affiliate and subscription
Affiliate and subscription revenues are principally comprised of affiliate fees we receive from distributors for their carriage of our cable networks (cable affiliate fees) and television stations (retransmission fees), as well as fees received from third-party television stations for their affiliation with the CBS Television Network (reverse compensation), and subscription fees for our streaming services.

Affiliate and subscription revenues during each of the Successor and Predecessor periods in 2025 and 2024 reflect the benefit from subscriber growth and pricing increases for Paramount+ but were negatively impacted by linear subscriber declines. Paramount+ had 79.1 million subscribers at September 30, 2025 and 71.9 million subscribers at September 30, 2024.

On a pro forma basis, the growth of 7% and 4% in affiliate and subscription revenues for the three and nine months ended September 30, 2025, respectively, reflects increases of 11% and 9% from higher streaming subscription fees, driven by subscriber growth and pricing increases for Paramount+, partially offset by decreases from lower linear affiliate fees.

Theatrical
In the third quarter of 2025, we released The Naked Gun and Smurfs. Theatrical revenues for the Successor period and each of the Predecessor periods in 2025 benefited from these releases. Theatrical revenues during the Predecessor period from January 1, 2025 - August 6, 2025 also benefited from the second quarter 2025 release of Mission: Impossible-The Final Reckoning and the fourth quarter 2024 release of Sonic the Hedgehog 3. Theatrical revenues during the Predecessor periods for the three and nine months ended September 30, 2024 included revenues from the releases of A Quiet Place: Day One and Transformers One. The nine-month period also benefited from the first quarter 2024 releases of Bob Marley: One Love, Mean Girls and Miramax’s The Beekeeper and the second quarter 2024 release of IF.

Licensing and Other
Licensing and other revenues are principally comprised of fees from the licensing of the rights to exhibit our internally-produced television and film programming on various platforms in the secondary market after its initial exhibition on our owned or third-party platforms; license fees from content produced or distributed for third parties; home entertainment revenues, which include the viewing of our content on a transactional basis through transactional video-on-demand (TVOD) and electronic sell-through services and the sale and distribution of our content through DVDs and Blu-ray discs to wholesale and retail partners; fees from the use of our trademarks and brands for consumer products, recreation and live events; revenues from games and other interactive content; and revenues from the rental of production facilities. Content licensing and other revenues include Skydance revenue in the Successor period. On a pro forma basis, the 15% decrease in licensing and other revenues for the third quarter of 2025 primarily reflects lower revenues from content produced for third parties, partly due to timing, and licensing in the secondary market.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Operating Expenses
Three Months Ended September 30, 2025 and 2024

	Successor	Predecessor
	Period From August 7 - September 30,	Period From July 1 - August 6,	Three Months Ended September 30,
	2025	2025	2024
Operating expenses by Type:
Content costs	$1,987	$1,209	$3,277
Distribution and other	654	493	1,065
Total Operating Expenses	$2,641	$1,702	$4,342
Nine Months Ended September 30, 2025 and 2024

	Successor	Predecessor
	Period From August 7 - September 30,	Period From January 1 - August 6,	Nine Months Ended September 30,
	2025	2025	2024
Operating expenses by Type:
Content costs	$1,987	$8,494	$10,539
Distribution and other	654	2,793	3,206
Total Operating Expenses	$2,641	$11,287	$13,745
Content Costs
Content costs include the amortization of costs of internally-produced television content, theatrical film content, and interactive game development; amortization of acquired program rights; other television production costs, including on-air talent; and participation and residuals expenses, which reflect amounts owed to talent and other participants in our content pursuant to contractual and collective bargaining arrangements.

Content costs for the Successor period reflect reductions in programming assets resulting from the pushdown of the Ultimate Parent’s basis, as well as the addition of costs associated with Skydance’s content. Programming assets decreased for our Direct-to-Consumer and TV Media segments and increased for our Filmed Entertainment segment as a result of the pushdown. Content costs for the Predecessor period for the nine months ended September 30, 2024 include costs associated with the Super Bowl broadcast in 2024.

Distribution and Other
Distribution and other operating expenses primarily include costs relating to the distribution of our content, including marketing for theatrical releases; revenue-sharing costs, including for third-party distribution and to television stations affiliated with the CBS Television Network; compensation; and other costs associated with our operations.

Distribution and other operating expenses in each period reflect revenue sharing costs related to revenues for our streaming services, which increased on a pro forma basis in the three- and nine-month periods.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Programming Charges (Predecessor)
Programming charges totaling $1.12 billion recorded during the first quarter of 2024 were the result of major changes in content strategy. These changes, which were made in connection with a shift to a global programming strategy, resulted in the removal of significant levels of content from our platforms, abandonment of development projects, and termination of programming agreements, particularly internationally, including locally-produced content and domestic titles that no longer aligned with a shift to a global programming strategy. The removal of this content from our platforms was a triggering event that required an assessment of whether the affected programming assets were impaired. This impairment review compared the current carrying value of each title with its fair value, which considered (1) that the titles were no longer being utilized on our platforms and there was no intention to use the titles on our platforms in the future and (2) the estimated future cash flows associated with any anticipated licensing of the titles to third parties, which was minimal. The programming charges were comprised of $909 million for the impairment of content to its estimated fair value, as well as $209 million for development cost write-offs and contract termination costs.
Selling, General and Administrative Expenses
Three Months Ended September 30, 2025 and 2024

	Successor	Predecessor
	Period From August 7 - September 30,	Period From July 1 - August 6,	Three Months Ended September 30,
	2025	2025	2024
Selling, general and administrative expenses	$825	$582	$1,531
Nine Months Ended September 30, 2025 and 2024

	Successor	Predecessor
	Period From August 7 - September 30,	Period From January 1 - August 6,	Nine Months Ended September 30,
	2025	2025	2024
Selling, general and administrative expenses	$825	$3,526	$4,772
Selling, general and administrative (“SG&A”) expenses include costs incurred for advertising and marketing for our linear networks and streaming services, research, occupancy, professional service fees, and back office support, including employee compensation and technology. SG&A in all periods benefited from restructuring activities and other cost savings initiatives.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Depreciation and Amortization
Three Months Ended September 30, 2025 and 2024

	Successor	Predecessor
	Period From August 7 - September 30,	Period From July 1 - August 6,	Three Months Ended September 30,
	2025	2025	2024
Depreciation and amortization	$226	$29	$96
Nine Months Ended September 30, 2025 and 2024

	Successor	Predecessor
	Period From August 7 - September 30,	Period From January 1 - August 6,	Nine Months Ended September 30,
	2025	2025	2024
Depreciation and amortization	$226	$204	$297
Depreciation and amortization expense reflects depreciation of fixed assets and amortization of finite-lived intangible assets. Depreciation and amortization for the Successor period includes amortization of intangible assets established in connection with the change in accounting basis (See Note 2 to the consolidated financial statements). In addition, we began amortizing FCC licenses over a 30-year period during the third quarter of 2025 (see Critical Accounting Estimates).
Impairment Charges
The impairment charge of $157 million in the second quarter of 2025 reflects a charge to reduce the carrying values of FCC licenses in certain markets to their estimated fair values at June 30, 2025.

During the second quarter of 2024 (Predecessor), a goodwill impairment charge of $5.98 billion was recorded for the Cable Networks reporting unit. In addition, charges of $15 million and $104 million were recorded during the second and third quarters of 2024, respectively, to write down the carrying values of FCC licenses in certain markets to their estimated fair values. The goodwill impairment charge resulted from a downward adjustment to the reporting unit’s expected cash flows, primarily as a result of indicators in the linear affiliate marketplace, and the estimated total company market value indicated by the Transactions and the NAI Transaction.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Restructuring and Transaction-Related Items
During the periods presented we recorded the following restructuring charges and transaction-related items.
Three Months Ended September 30, 2025 and 2024

	Successor	Predecessor
	Period From August 7 - September 30,	Period From July 1 - August 6,	Three Months Ended September 30,
	2025	2025	2024
Restructuring charges (a)	$185	$13	$288
Transaction-related items	—	175	33
Restructuring and transaction-related items	$185	$188	$321
Nine Months Ended September 30, 2025 and 2024

	Successor	Predecessor
	Period From August 7 - September 30,	Period From January 1 - August 6,	Nine Months Ended September 30,
	2025	2025	2024
Severance (a)	$185	$190	$513
Exit costs	—	65	31
Restructuring charges	185	255	544
Transaction-related items	—	199	51
Restructuring and transaction-related items	$185	$454	$595
(a) Severance costs include the accelerated vesting of stock-based compensation.
Restructuring charges for the period from August 7 - September 30, 2025 (Successor) were comprised of severance costs of $185 million, principally associated with actions to align the business around our strategic priorities following the Transactions, including costs related to a plan under which severance payments are being provided to certain eligible employees who voluntarily elected to participate. During the fourth quarter of 2025, we expect to incur additional restructuring charges for severance of approximately $500 million in connection with our realignment process and transformation initiatives.

Restructuring charges for the Predecessor periods from July 1 - August 6, 2025 and January 1 - August 6, 2025 included severance costs of $13 million and $190 million, respectively, primarily associated with strategic changes in the global workforce in order to streamline the organization.

Restructuring charges for the three and nine months ended September 30, 2024 included severance costs of $288 million and $513 million, respectively, associated with strategic changes in our global workforce, and for the nine-month period also related to the exit of Paramount Global’s former CEO and other management changes.

Additionally, during the Predecessor periods from January 1 - August 6, 2025 and the nine months ended September 30, 2024, we recorded exit costs of $65 million and $31 million, respectively, primarily for the impairment of lease assets that we ceased use of in connection with initiatives to reduce our real estate footprint and create cost synergies.

During the Predecessor periods from July 1 - August 6, 2025 and January 1 - August 6, 2025, we recorded $175 million and $199 million, respectively principally for banking, legal, advisory, and other professional fees relating

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
to the Transactions, and transaction awards that became payable to eligible employees upon closing. During the three and nine months ended September 30, 2024, we recorded transaction-related costs of $33 million and $51 million, respectively associated with legal and advisory fees related to the Transactions.
Gain on Dispositions
During the first quarter of 2025 (Predecessor), we recorded gains totaling $35 million, principally associated with the disposition of a noncore business.

Interest Expense/Income
Three Months Ended September 30, 2025 and 2024

	Successor	Predecessor
	Period From August 7 - September 30,	Period From July 1 - August 6,	Three Months Ended September 30,
	2025	2025	2024
Interest expense	$138	$85	$209
Interest income	$24	$13	$31
Nine Months Ended September 30, 2025 and 2024

	Successor	Predecessor
	Period From August 7 - September 30,	Period From January 1 - August 6,	Nine Months Ended September 30,
	2025	2025	2024
Interest expense	$138	$516	$645
Interest income	$24	$83	$111
In connection with the pushdown of the Ultimate Parent’s basis, our debt was recorded at fair value, which resulted in a decrease to our total debt balance of $898 million. The adjustments to fair value for each of our senior and junior debt issuances is being amortized over the remaining term of the applicable issuance within interest expense. The weighted average interest rate on our senior and junior debt was 5.17% at September 30, 2025 and December 31, 2024.
Loss from Investment
During the first quarter of 2024, we recorded a loss of $4 million associated with the sale of an investment.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Other Items, Net
The following tables present the components of “Other items, net.”
Three Months Ended September 30, 2025 and 2024

	Successor	Predecessor
	Period From August 7 - September 30,	Period From July 1 - August 6,	Three Months Ended September 30,
	2025	2025	2024
Pension and postretirement benefit costs	$(14)	$(12)	$(34)
Foreign exchange loss	4	(3)	(7)
Other	2	(1)	2
Other items, net	$(8)	$(16)	$(39)
Nine Months Ended September 30, 2025 and 2024

	Successor	Predecessor
	Period From August 7 - September 30,	Period From January 1 - August 6,	Nine Months Ended September 30,
	2025	2025	2024
Pension and postretirement benefit costs	$(14)	$(80)	$(103)
Foreign exchange loss	4	(11)	(26)
Other	2	(1)	3
Other items, net	$(8)	$(92)	$(126)
Provision for/Benefit from Income Taxes
The provision for/benefit from income taxes represents federal, state and local, and foreign taxes on earnings (loss) from continuing operations before income taxes and equity in loss of investee companies. For the period from August 7 - September 30, 2025 (Successor), we recorded a provision for income taxes of $85 million and for the periods from July 1 - August 6, 2025 and January 1 - August 6, 2025 (Predecessor), we recorded a benefit from income taxes of $229 million and $79 million, respectively. Refer to Reconciliation of Non-GAAP Measures for reported and adjusted effective income tax rates and the related income tax effects of the adjustments.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Three Months Ended September 30, 2025

	Impact from Items Affecting Comparability
	Successor		Predecessor
	Period From August 7 - September 30,		Period From July 1 - August 6,
	2025		2025
	Earnings (Loss) Before Income Taxes	Benefit from (Provision for) Income Taxes	Earnings (Loss) Before Income Taxes	Benefit from (Provision for) Income Taxes
Restructuring charges (Note 4)	$(185)	$30	$(13)	$3
Transaction-related items (Note 4)	$—	$—	$(175)	$30
Net discrete tax benefit (a)	n/a	$4	n/a	$73
Nine Months Ended September 30, 2025

	Impact from Items Affecting Comparability
	Successor		Predecessor
	Period From August 7 - September 30,		Period From January 1 - August 6,
	2025		2025
	Earnings (Loss) Before Income Taxes	Benefit from (Provision for) Income Taxes	Earnings (Loss) Before Income Taxes	Benefit from (Provision for) Income Taxes
Restructuring charges (Note 4)	$(185)	$30	$(255)	$61
Transaction-related items (Note 4)	$—	$—	$(199)	$31
Impairment charges	$—	$—	$(157)	$39
Gain from dispositions	$—	$—	$35	$(2)
Net discrete tax benefit (a)	n/a	$4	n/a	$64
n/a - not applicable
(a) On July 4, 2025, the U.S. government enacted tax legislation, which includes the extension of certain expired or expiring tax provisions, including a favorable change to the interest deduction limitation, and modifications to certain international tax provisions. The legislation has multiple effective dates with certain provisions effective in 2025. A favorable change to the interest deduction limitation resulted in the reversal of the valuation allowance on our interest limitation carryforward deferred tax asset of $114 million. The net discrete tax benefits for the 2025 Predecessor periods reflect this reversal, partially offset by a reserve for uncertain tax positions.
For the three and nine months ended September 30, 2024 (Predecessor), we recorded a provision for income taxes of $45 million and a benefit from income taxes of $342 million, reflecting an effective income tax rate of 37.5% and 5.6%, respectively. Included in the provision for/benefit from income taxes are the following items identified as affecting the comparability of our results, which in aggregate increased our effective income tax rate by 12.0 percentage points and decreased our effective income tax rate by 16.2 percentage points for their respective periods.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Three and Nine Months Ended September 30, 2024

	Impact from Items Affecting Comparability
	Predecessor
	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Earnings (Loss) Before Income Taxes	Benefit from (Provision for) Income Taxes	Earnings (Loss) Before Income Taxes	Benefit from (Provision for) Income Taxes
Programming charges (Note 3)	$—	$—	$(1,118)	$275
Impairment charges (Note 4)	$(104)	$26	$(6,100)	$375
Restructuring charges (Note 4)	$(288)	$65	$(544)	$117
Transaction-related items (Note 4)	$(33)	$1	$(51)	$4
Loss from investment	$—	$—	$(4)	$1
Net discrete tax benefit (provision) (a)	n/a	$2	n/a	$(47)
n/a - not applicable
(a) The net discrete tax provision for the nine months ended September 30, 2024 is primarily attributable to the establishment of a valuation allowance on our interest limitation carryforward deferred tax asset that was not expected to be realized because of a reduction in our deferred tax liabilities caused by the goodwill impairment charge in the second quarter of 2024. This impact was partially offset by amounts realized in connection with the filing of our tax returns in certain international jurisdictions.
Equity in Loss of Investee Companies, Net of Tax
The following tables present equity in loss of investee companies for our equity-method investments.
Three Months Ended September 30, 2025 and 2024

	Successor	Predecessor
	Period From August 7 - September 30,	Period From July 1 - August 6,	Three Months Ended September 30,
	2025	2025	2024
Equity in loss of investee companies	$(33)	$(31)	$(60)
Tax benefit	—	—	1
Equity in loss of investee companies, net of tax	$(33)	$(31)	$(59)
Nine Months Ended September 30, 2025 and 2024

	Successor	Predecessor
	Period From August 7 - September 30,	Period From January 1 - August 6,	Nine Months Ended September 30,
	2025	2025	2024
Equity in loss of investee companies	$(33)	$(169)	$(222)
Tax (provision) benefit	—	(2)	1
Equity in loss of investee companies, net of tax	$(33)	$(171)	$(221)

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Net Loss from Continuing Operations Attributable to Parent and Diluted EPS from Continuing Operations
Three Months Ended September 30, 2025 and 2024

	Successor	Predecessor
	Period From August 7 - September 30,	Period From July 1 - August 6,	Three Months Ended September 30,
	2025	2025	2024
Net loss from continuing operations attributable to Parent	$(13)	$(244)	$(4)
Diluted EPS from continuing operations	$(.01)	$(.36)	$(.01)
Nine Months Ended September 30, 2025 and 2024

	Successor	Predecessor
	Period From August 7 - September 30,	Period From January 1 - August 6,	Nine Months Ended September 30,
	2025	2025	2024
Net loss from continuing operations attributable to Parent	$(13)	$(35)	$(5,980)
Diluted EPS from continuing operations	$(.01)	$(.05)	$(9.04)
As a result of the pushdown of the Ultimate Parent’s basis, net loss from continuing operations attributable to Parent and diluted EPS during the Successor period include amortization associated with intangible assets that were established and also reflect the decrease in programming assets and interest expense associated with the adjustment to fair value our debt. Net loss from continuing operations attributable to Parent and diluted EPS during the nine months ended September 30, 2024 (Predecessor) were impacted by a goodwill impairment charge during the second quarter of $5.98 billion ($5.64 billion, net of tax) and programming charges during the first quarter of $1.12 billion ($843 million, net of tax).
Net Earnings from Discontinued Operations
On October 30, 2023, we completed the sale of Simon & Schuster to affiliates of Kohlberg Kravis Roberts & Co. During the first quarter of 2024 (Predecessor), we recorded an additional pretax gain of $12 million on the sale as a result of a working capital adjustment.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Supplemental Pro Forma Revenues—Consolidated
Supplemental Pro Forma Revenues for the three and nine months ended September 30, 2025 reflect the combination of the Successor period with the Predecessor period from July 1-August 6, 2025 and January 1-August 6, 2025, respectively, and for Licensing and other and Total Revenues also include pro forma adjustments to include Skydance revenues after the elimination of intercompany revenues from Paramount Global during the Predecessor period. While the Successor and Predecessor periods are distinct reporting periods, revenues were not impacted by the pushdown of the Ultimate Parent’s basis and are supplementally presented on a pro forma combined basis to help investors view these amounts in a manner consistent with our management.

The tables below present the calculations of Supplemental Pro Forma Revenues on a consolidated basis.

Three and Nine Months Ended September 30, 2025 versus Three and Nine Months Ended September 30, 2024

	Three Months Ended September 30, 2025				Three Months Ended September 30, 2024
	Period From August 7 - September 30	Period From July 1 - August 6		Pro forma (b)	Predecessor	Adjustments (a)	Pro forma (b)	Pro forma Increase/(Decrease)
	Successor	Predecessor	Adjustments (a)					$	%
Revenues by Type:
Advertising	$1,280	$664	$—	$1,944	$2,174	$—	$2,174	$(230)	(11)%
Affiliate and subscription	2,027	1,400	—	3,427	3,215	—	3,215	212	7
Theatrical	39	73	—	112	108	—	108	4	4
Licensing and other	775	444	12	1,231	1,234	209	1,443	(212)	(15)
Total Revenues	$4,121	$2,581	$12	$6,714	$6,731	$209	$6,940	$(226)	(3)%

	Nine Months Ended September 30, 2025				Nine Months Ended September 30, 2024
	Period From August 7 - September 30	Period From January 1 - August 6		Pro forma (b)	Predecessor	Adjustments (a)	Pro forma (b)	Pro forma Increase/(Decrease)
	Successor	Predecessor	Adjustments (a)					$	%
Revenues by Type:
Advertising	$1,280	$5,329	$—	$6,609	$7,521	$—	$7,521	$(912)	(12)%
Affiliate and subscription	2,027	8,242	—	10,269	9,847	—	9,847	422	4
Theatrical	39	475	—	514	399	—	399	115	29
Licensing and other	775	2,576	503	3,854	3,462	455	3,917	(63)	(2)
Total Revenues	$4,121	$16,622	$503	$21,246	$21,229	$455	$21,684	$(438)	(2)%
(a)Reflects Skydance revenues during the period noted after the elimination of intercompany revenues from Paramount Global.
(b)Pro forma revenues for the three and nine months ended September 30, 2025 represent the sum of the Successor and Predecessor periods comprising the applicable periods adjusted to include the historical revenue of Skydance after the elimination of intercompany revenues from Paramount Global, during the period prior to the close of the Transactions.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Segment Results of Operations
The Company is comprised of the below segments. We are in the process of transitioning our reporting structure into three new segments: Studios, Direct-to-Consumer, and TV Media, which will be completed and reflected in our Quarterly Report on Form 10-Q for the first quarter of 2026.
•TV Media—Our TV Media segment consists of our (1) broadcast operations—the CBS Television Network, our domestic broadcast television network; CBS Stations, our owned television stations; and our international free-to-air networks, Network 10, Channel 5, and Chilevisión; (2) domestic premium and basic cable networks, including Paramount+ with Showtime, MTV, Comedy Central, Paramount Network, The Smithsonian Channel, Nickelodeon, BET Media Group, CBS Sports Network, and international extensions of certain of these brands; and (3) domestic and international television studio operations, including CBS Studios and Paramount Television Studios, as well as CBS Media Ventures, which produces and distributes first-run syndicated programming. TV Media also includes a number of digital properties such as CBS News Streaming for 24 hour news and CBS Sports HQ for sports news and analysis.

•Direct-to-Consumer—Our Direct-to-Consumer segment includes our portfolio of domestic and international pay and free streaming services, including Paramount+, Pluto TV, and BET+.

•Filmed Entertainment—Our Filmed Entertainment segment consists of Paramount Pictures, Skydance’s Animation, Film, Television, Interactive/Games, and Sports divisions, Paramount Players, Paramount Animation, Nickelodeon Studio, Awesomeness, and Miramax.

The tables below set forth our financial information by reportable segment. We present operating income excluding depreciation and amortization, stock-based compensation, restructuring charges, transaction-related items, programming charges, and gain on dispositions, each where applicable (“Adjusted OIBDA”), as the primary measure of profit and loss for our operating segments in accordance with Financial Accounting Standards Board (“FASB”) guidance for segment reporting. Programming charges consist only of charges related to major strategic changes, which are further described under Programming Charges, and do not include impairment charges that occur as part of our normal operations, which are recorded within content costs in the tables below, where applicable, and are not excluded in Adjusted OIBDA. Stock-based compensation is excluded from our segment measure of profit and loss because it is set and approved by our Board of Directors in consultation with corporate executive management. See Reconciliation of Non-GAAP Measures for a reconciliation of total Adjusted OIBDA to Operating Income, the most directly comparable financial measure in accordance with U.S. GAAP.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Three Months Ended September 30, 2025 and 2024

	Successor	Predecessor
	Period From August 7 - September 30,	Period From July 1 - August 6,	Three Months Ended September 30,
	2025	2025	2024
Revenues:
Advertising	$980	$485	$1,666
Affiliate and subscription	1,044	696	1,872
Licensing and other	344	247	760
TV Media	2,368	1,428	4,298
Advertising	300	179	507
Subscription	983	704	1,343
Licensing	1	—	10
Direct-to-Consumer	1,284	883	1,860
Theatrical	39	73	108
Licensing and other	440	202	480
Advertising	1	1	2
Filmed Entertainment	480	276	590
Eliminations	(11)	(6)	(17)
Total Revenues	$4,121	$2,581	$6,731

	Successor	Predecessor
	Period From August 7 - September 30,	Period From July 1 - August 6,	Three Months Ended September 30,
	2025	2025	2024
Adjusted OIBDA:
TV Media	$540	$282	$936
Direct-to-Consumer	235	105	49
Filmed Entertainment	(13)	(36)	3
Corporate/Eliminations	(78)	(38)	(84)
Stock-based compensation (a)	(29)	(16)	(46)
Total Adjusted OIBDA	655	297	858
Depreciation and amortization	(226)	(29)	(96)
Impairment charges	—	—	(104)
Restructuring and transaction-related items (a)	(185)	(188)	(321)
Total Operating Income	$244	$80	$337
(a) For the Successor and Predecessor periods in 2025, stock-based compensation expense of $30 million and $10 million, respectively, is included in “Restructuring and transaction-related items.” For the Predecessor period in 2024, stock-based compensation expense of $20 million is included in “Restructuring and transaction-related items.”

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Nine Months Ended September 30, 2025 and 2024

	Successor	Predecessor
	Period From August 7 - September 30,	Period From January 1 - August 6,	Nine Months Ended September 30,
	2025	2025	2024
Revenues:
Advertising	$980	$4,180	$5,981
Affiliate and subscription	1,044	4,302	5,778
Licensing and other	344	1,495	2,041
TV Media	2,368	9,977	13,800
Advertising	300	1,146	1,540
Subscription	983	3,940	4,069
Licensing	1	1	10
Direct-to-Consumer	1,284	5,087	5,619
Theatrical	39	475	399
Licensing and other	440	1,112	1,465
Advertising	1	6	10
Filmed Entertainment	480	1,593	1,874
Eliminations	(11)	(35)	(64)
Total Revenues	$4,121	$16,622	$21,229

	Successor	Predecessor
	Period From August 7 - September 30,	Period From January 1 - August 6,	Nine Months Ended September 30,
	2025	2025	2024
Adjusted OIBDA:
TV Media	$540	$2,067	$3,399
Direct-to-Consumer	235	153	(211)
Filmed Entertainment	(13)	(100)	(54)
Corporate/Eliminations	(78)	(212)	(281)
Stock-based compensation (a)	(29)	(99)	(141)
Total Adjusted OIBDA	655	1,809	2,712
Depreciation and amortization	(226)	(204)	(297)
Programming charges	—	—	(1,118)
Impairment charges	—	(157)	(6,100)
Restructuring and transaction-related items (a)	(185)	(454)	(595)
Gain on dispositions	—	35	—
Total Operating Income (Loss)	$244	$1,029	$(5,398)
(a) For the Successor and Predecessor periods in 2025, stock-based compensation expense of $30 million and $14 million, respectively, is included in “Restructuring and transaction-related items.” For the Predecessor period in 2024, stock-based compensation expense of $34 million is included in “Restructuring and transaction-related items.”

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
TV Media
Three Months Ended September 30, 2025 and 2024

	Successor	Predecessor		Supplemental Pro Forma Revenues (a)
	Period From August 7 - September 30,	Period From July 1 - August 6,	Three Months Ended September 30,	Three Months Ended September 30,		Pro forma Increase/(Decrease)
TV Media	2025	2025	2024	2025	2024	$	%
Advertising	$980	$485	$1,666	$1,465	$1,666	$(201)	(12)%
Affiliate and subscription	1,044	696	1,872	1,740	1,872	(132)	(7)
Licensing and other	344	247	760	591	760	(169)	(22)
Revenues	2,368	1,428	4,298	$3,796	$4,298	$(502)	(12)%

Content costs	1,109	657	2,066
Advertising and marketing	62	59	164
Other (b)	657	430	1,132
Expenses	1,828	1,146	3,362

Adjusted OIBDA	$540	$282	$936

	Successor	Predecessor		Supplemental Pro Forma Revenues (a)
	Period From August 7 - September 30,	Period From July 1 - August 6,	Three Months Ended September 30,	Three Months Ended September 30,		Pro forma Increase/(Decrease)
Advertising revenues	2025	2025	2024	2025	2024	$	%
Domestic	$821	$395	$1,327	$1,216	$1,327	$(111)	(8)%
International	159	90	339	249	339	(90)	(27)
Total	$980	$485	$1,666	$1,465	$1,666	$(201)	(12)%
(a) Supplemental Pro Forma Revenues for the three months ended September 30, 2025 reflect the combination of the Successor period and the Predecessor period from July 1 - August 6, 2025. While the Successor and Predecessor periods are distinct reporting periods, revenues were not impacted by the pushdown of the Ultimate Parent’s basis and are supplementally presented on a combined basis to help investors view these amounts in a manner consistent with our management.
(b) Other segment expenses for our TV Media segment include employee compensation; revenue-sharing costs to television stations affiliated with the CBS Television Network; costs relating to the distribution of our content; costs for research, occupancy, technology, and professional services; and other costs associated with our operations.
Revenues
Advertising
Advertising revenues during the Successor and Predecessor periods in 2025 and 2024 were impacted by declines in the linear advertising market. The 2024 Predecessor period benefited from amounts recognized relating to the underreporting of revenue by an international sales partner in previous periods and political advertising revenue associated with the 2024 U.S. Presidential election.

On a pro forma basis, the 12% decrease in advertising revenues includes a negative impact of 5% from the comparison to amounts recognized in 2024 relating to the underreporting of revenue by an international sales partner and a 3% decrease from lower political advertising. Pro forma domestic advertising revenues decreased 8% and pro forma international advertising revenues decreased 27%.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Affiliate and Subscription
Affiliate and subscription revenues during the Successor and Predecessor periods in 2025 and 2024 were impacted by linear subscriber declines.

On a pro forma basis, affiliate and subscription revenues decreased 7% for the three months ended September 30, 2025, reflecting the impact from linear subscriber declines.

Licensing and Other
Licensing and other revenues in the Predecessor period in 2024 included revenues from the licensing of Before and Emily in Paris. On a pro forma basis, licensing and other revenues decreased 22%, driven by lower revenues from content produced for third parties, partly due to timing, and licensing in the secondary market.

Expenses
Content costs for the Successor period reflect a net reduction in programming assets resulting from the pushdown of the Ultimate Parent’s basis.
Advertising and marketing, and other expenses for the Successor and Predecessor periods in 2025, reflect the impact from cost-savings initiatives.

Adjusted OIBDA
Adjusted OIBDA in each of the periods reflects the impact of declines in the linear advertising and affiliate markets, and during the Successor period also reflects the pushdown of the Ultimate Parent’s basis.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
TV Media
Nine Months Ended September 30, 2025 and 2024

	Successor	Predecessor		Supplemental Pro Forma Revenues (a)
	Period From August 7 - September 30,	Period From January 1 - August 6,	Nine Months Ended September 30,	Nine Months Ended September 30,		Pro forma Increase/(Decrease)
TV Media	2025	2025	2024	2025	2024	$	%
Advertising	$980	$4,180	$5,981	$5,160	$5,981	$(821)	(14)%
Affiliate and subscription	1,044	4,302	5,778	5,346	5,778	(432)	(7)
Licensing and other	344	1,495	2,041	1,839	2,041	(202)	(10)
Revenues	2,368	9,977	13,800	$12,345	$13,800	$(1,455)	(11)%

Content costs	1,109	4,956	6,528
Advertising and marketing	62	328	444
Other (b)	657	2,626	3,429
Expenses	1,828	7,910	10,401

Adjusted OIBDA	$540	$2,067	$3,399

	Successor	Predecessor		Supplemental Pro Forma Revenues (a)
	Period From August 7 - September 30,	Period From January 1 - August 6,	Nine Months Ended September 30,	Nine Months Ended September 30,		Pro forma Increase/(Decrease)
Advertising revenues	2025	2025	2024	2025	2024	$	%
Domestic	$821	$3,585	$5,069	$4,406	$5,069	$(663)	(13)%
International	159	595	912	754	912	(158)	(17)
Total	$980	$4,180	$5,981	$5,160	$5,981	$(821)	(14)%
(a) Supplemental Pro Forma Revenues for the nine months ended September 30, 2025 reflect the combination of the Successor period and the Predecessor period from January 1 - August 6, 2025. While the Successor and Predecessor periods are distinct reporting periods, revenues were not impacted by the pushdown of the Ultimate Parent’s basis and are supplementally presented on a combined basis to help investors view these revenues in a manner consistent with our management.
(b) Other segment expenses for our TV Media segment include employee compensation; revenue-sharing costs to television stations affiliated with the CBS Television Network; costs relating to the distribution of our content; costs for research, occupancy, technology, and professional services; and other costs associated with our operations.
Revenues
Advertising
Advertising revenues during the Successor and Predecessor periods in 2025 and 2024 were impacted by declines in the linear advertising market. The Predecessor period for the nine months ended September 30, 2024 benefited from CBS’s broadcast of Super Bowl LVIII in the first quarter of 2024, amounts recognized relating to the underreporting of revenue by an international sales partner in previous periods, and political advertising associated with the 2024 U.S. Presidential election. We have the rights to broadcast the Super Bowl on a rotational basis with other networks, and therefore did not have a comparable broadcast in 2025.

On a pro forma basis, advertising revenues decreased 14%, which includes decreases from the comparisons to the Super Bowl and amounts recognized in 2024 relating to the underreporting of revenue by an international sales partner in previous periods of 9% and 2%, respectively. Pro forma domestic advertising revenues decreased 13% and pro forma international advertising revenues decreased 17%.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Affiliate and Subscription
Affiliate and subscription revenues during the Successor and Predecessor periods in 2025 and 2024 were impacted by declines in linear subscribers.

On a pro forma basis, affiliate and subscription revenues decreased 7%, reflecting the impact from linear subscriber declines.

Licensing and Other
Licensing and other revenues in the Predecessor period in 2025 included the licensing of Murderbots and Cross and in 2024 included Time Bandits, Before, and Emily in Paris. On a pro forma basis, licensing and other revenues decreased 10%, driven by lower revenues from content produced for third parties, partly due to timing, and licensing in the secondary market.

Expenses
Content Costs
Content costs for the Successor period reflect a net reduction in programming assets resulting from the pushdown of the Ultimate Parent’s basis. Content costs for the nine months ended September 30, 2024 include costs associated with the Super Bowl broadcast in 2024.

Advertising and marketing, and other expenses for the Successor and Predecessor periods in 2025 reflect the impact from cost savings initiatives. The Predecessor period in 2024 also included advertising and marketing costs related to the Super Bowl broadcast.
Adjusted OIBDA
Adjusted OIBDA in each of the periods reflects the impact of declines in the linear advertising and affiliate markets and during the Successor period also reflects the pushdown of the Ultimate Parent’s basis.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Direct-to-Consumer
Three Months Ended September 30, 2025 and 2024

	Successor	Predecessor		Supplemental Pro Forma Revenues (a)
	Period From August 7 - September 30,	Period From July 1 - August 6,	Three Months Ended September 30,	Three Months Ended September 30,		Pro forma Increase/(Decrease)
Direct-to-Consumer	2025	2025	2024	2025	2024	$	%
Advertising	$300	$179	$507	$479	$507	$(28)	(6)%
Subscription	983	704	1,343	1,687	1,343	344	26
Licensing (b)	1	—	10	1	10	(9)	(90)
Revenues	1,284	883	1,860	$2,167	$1,860	$307	17%

Content costs	545	412	961
Advertising and marketing	153	114	259
Other (c)	351	252	591
Expenses	1,049	778	1,811

Adjusted OIBDA	$235	$105	$49

	Successor	Predecessor		Supplemental Pro Forma Revenues (a)
	Period From August 7 - September 30,	Period From July 1 - August 6,	Three Months Ended September 30,	Three Months Ended September 30,		Pro forma Increase/(Decrease)
Paramount+ (Global)	2025	2025	2024	2025	2024	$	%
Revenues	$1,060	$709	$1,428	$1,769	$1,428	$341	24%
(a) Supplemental Pro Forma Revenues for the three months ended September 30, 2025 reflect the combination of the Successor period and the Predecessor period from July 1 - August 6, 2025. While the Successor and Predecessor periods are distinct reporting periods, revenues were not impacted by the pushdown of the Ultimate Parent’s basis and are supplementally presented on a combined basis to help investors view these amounts in a manner consistent with our management.
(b) Primarily reflects revenues from the licensing of content rights acquired by BET+.
(c) Other segment expenses for our Direct-to-Consumer segment include employee compensation; revenue-sharing costs, including for third-party distribution; costs for occupancy, technology, and professional services; and other costs associated with our operations.

	Successor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,
(in millions)	2025	2024	Increase/(Decrease)
Paramount+ (Global)
Subscribers (a)	79.1	71.9	7.2	10%
(a) Subscribers include customers who are registered for Paramount+, either directly through our owned and operated apps and websites, or through third-party distributors. Subscribers also include customers who are provided with access through a subscription bundle with a domestic linear video streaming service (vMVPD) or an international third-party distributor. Our subscribers include paid subscriptions and those customers registered in a free trial. For the periods above, subscriber counts reflect the number of subscribers as of the applicable period-end date. Beginning in the fourth quarter of 2025, the subscriber numbers we report for Paramount+ will no longer include customers registered in a free trial. Such subscribers totaled 1.2 million as of September 30, 2025.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Revenues
Advertising
Advertising revenues during the 2025 periods include the impact from new digital advertising entrants in the marketplace and in 2024 benefited from political revenues associated with the 2024 U.S. Presidential election. On a pro forma basis, the 6% decrease in advertising revenues reflects these factors.

Subscription
Subscription revenues during the Successor and Predecessor periods in 2025 and 2024 benefited from growth in Paramount+ subscribers and pricing.

On a pro forma basis, the 26% increase in subscription revenues was driven by growth in Paramount+ subscribers and pricing increases. Paramount+ subscribers increased 7.2 million, or 10%, compared with September 30, 2024, reflecting growth in both domestic and international subscribers.

During the third quarter of 2025, global Paramount+ subscribers increased 1.4 million, or 2%, to 79.1 million, compared with 77.7 million at June 30, 2025.

Expenses
Content Costs
Content costs for the Successor period reflect a net reduction in programming assets resulting from the pushdown of the Ultimate Parent’s basis and ongoing investment in original programming.
Adjusted OIBDA
Adjusted OIBDA during the 2025 periods benefited from the pro forma revenue increase.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Direct-to-Consumer
Nine Months Ended September 30, 2025 and 2024

	Successor	Predecessor		Supplemental Pro Forma Revenues (a)
	Period From August 7 - September 30,	Period From January 1 - August 6,	Nine Months Ended September 30,	Nine Months Ended September 30,		Pro forma Increase/(Decrease)
Direct-to-Consumer	2025	2025	2024	2025	2024	$	%
Advertising	$300	$1,146	$1,540	$1,446	$1,540	$(94)	(6)%
Subscription	983	3,940	4,069	4,923	4,069	854	21
Licensing (b)	1	1	10	2	10	(8)	(80)
Revenues	1,284	5,087	5,619	$6,371	$5,619	$752	13%

Content costs	545	2,712	3,176
Advertising and marketing	153	749	871
Other (c)	351	1,473	1,783
Expenses	1,049	4,934	5,830

Adjusted OIBDA	$235	$153	$(211)

	Successor	Predecessor		Supplemental Pro Forma Revenues (a)
	Period From August 7 - September 30,	Period From January 1 - August 6,	Nine Months Ended September 30,	Nine Months Ended September 30,		Pro forma Increase/(Decrease)
Paramount+ (Global)	2025	2025	2024	2025	2024	$	%
Revenues	$1,060	$4,166	$4,332	$5,226	$4,332	$894	21%
(a) Supplemental Pro Forma Revenues for the nine months ended September 30, 2025 reflect the combination of the Successor period and the Predecessor period from January 1 - August 6, 2025. While the Successor and Predecessor periods are distinct reporting periods, revenues were not impacted by the pushdown of the Ultimate Parent’s basis and are supplementally presented on a combined basis to help investors view these revenues in a manner consistent with our management.
(b) Primarily reflects revenues from the licensing of content rights acquired by BET+.
(c) Other segment expenses for our Direct-to-Consumer segment include employee compensation; revenue-sharing costs, including for third-party distribution; costs for occupancy, technology, and professional services; and other costs associated with our operations.
Revenues
Advertising
Advertising revenues during the 2025 periods include the impact from new digital advertising entrants in the marketplace and in 2024 benefited from the broadcast of Super Bowl LVIII in the first quarter of 2024.
On a pro forma basis, the 6% decrease in advertising revenues includes the impact from new entrants to the digital market and a decrease of 3% from the comparison against revenues from Super Bowl LVIII in the first quarter of 2024.

Subscription
Subscription revenues during the Successor and Predecessor periods in 2025 and 2024 benefited from growth in subscribers and pricing for Paramount+. The 21% growth on a pro forma basis reflects these factors.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Expenses
Content Costs
Content costs for the Successor period reflect ongoing investment in original programming and a net reduction in programming assets resulting from the pushdown of the Ultimate Parent’s basis. The 2024 Predecessor period includes costs associated with our broadcast of Super Bowl LVIII in the first quarter of 2024.

Advertising and Marketing
Advertising and marketing expenses for the Successor and Predecessor periods in 2025 include costs to promote Paramount+ original series.

Other
Other expenses for the Successor and Predecessor periods in 2025 include revenue sharing costs related to revenues for our streaming services, which increased on a pro forma basis.

Adjusted OIBDA
Adjusted OIBDA during the 2025 periods benefited from the pro forma revenue growth.
Filmed Entertainment
Three Months Ended September 30, 2025 and 2024

	Successor	Predecessor		Supplemental Pro Forma Revenues (a)
	Period From August 7 - September 30,	Period From July 1 - August 6,	Three Months Ended September 30,	Three Months Ended September 30,		Pro forma Increase/(Decrease)
Filmed Entertainment	2025	2025	2024	2025	2024	$	%
Theatrical	$39	$73	$108	$112	$108	$4	4%
Licensing and other	440	202	480	654	689	(35)	(5)
Advertising (b)	1	1	2	2	2	—	—
Revenues	480	276	590	$768	$799	$(31)	(4)%

Content costs	337	131	274
Advertising and marketing	54	106	145
Other (c)	102	75	168
Expenses	493	312	587

Adjusted OIBDA	$(13)	$(36)	$3
(a) Supplemental Pro Forma Revenues for the three months ended September 30, 2025 reflect the combination of the Successor period with the Predecessor period from July 1 - August 6, 2025, and for Licensing and other and total Revenues also include pro forma adjustments to include Skydance revenues after the elimination of intercompany revenues from Paramount Global during the Predecessor period. While the Successor and Predecessor periods are distinct reporting periods, revenues were not impacted by the pushdown of the Ultimate Parent’s basis and are supplementally presented on a pro forma combined basis to help investors view revenues in a manner consistent with our management. See Supplemental Pro Forma Revenues for calculations of these pro forma revenue amounts.
(b) Primarily reflects advertising revenues earned from the use of Filmed Entertainment content on third-party digital platforms.
(c) Other segment expenses for our Filmed Entertainment segment include employee compensation; costs relating to the distribution of our content; costs for occupancy, technology, and professional services; and other costs associated with our operations.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Revenues
Theatrical
Theatrical revenues in the 2025 periods benefited from the third quarter 2025 releases of The Naked Gun and Smurfs, and for the 2025 Predecessor period also benefited from the second quarter 2025 release of Mission: Impossible-The Final Reckoning. Theatrical revenues during the three months ended September 30, 2024 included revenues from the releases of A Quiet Place: Day One and Transformers One.

Licensing and Other
Licensing and other revenues during the Successor period include Skydance revenues.

Expenses
Content Costs
Content costs for the Successor period include costs associated with Skydance’s content and reflect the pushdown of the Ultimate Parent’s basis, which resulted in an increase in the value of library content.

Advertising and Marketing
Advertising and marketing expenses for the 2025 Successor period primarily reflects marketing costs for fourth quarter releases, and for the 2025 Predecessor period primarily reflect marketing costs associated with the releases of Smurfs and The Naked Gun in 2025. Advertising and marketing expenses for the three months ended September 30, 2024 primarily reflected costs associated with the third quarter release of Transformers One and for fourth quarter 2024 releases.

Adjusted OIBDA
Adjusted OIBDA for the Successor period reflects the impacts from the addition of Skydance and the pushdown of the Ultimate Parent’s basis, and for the Predecessor period in 2025 reflects the impact from recent theatrical releases.
Fluctuations in results for the Filmed Entertainment segment may occur as a result of the timing of the recognition of distribution costs, including marketing costs, which are generally incurred before and throughout the theatrical release of a film, while the revenues for the respective film are recognized as earned through the film’s theatrical exhibition and distribution to other platforms.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Filmed Entertainment
Nine Months Ended September 30, 2025 and 2024

	Successor	Predecessor		Supplemental Pro Forma Revenues (a)
	Period From August 7 - September 30,	Period From January 1 - August 6,	Nine Months Ended September 30,	Nine Months Ended September 30,		Pro forma Increase/(Decrease)
Filmed Entertainment	2025	2025	2024	2025	2024	$	%
Theatrical	$39	$475	$399	$514	$399	$115	29%
Licensing and other	440	1,112	1,465	2,055	1,920	135	7
Advertising (b)	1	6	10	7	10	(3)	(30)
Revenues	480	1,593	1,874	$2,576	$2,329	$247	11%

Content costs	337	846	905
Advertising and marketing	54	417	470
Other (c)	102	430	553
Expenses	493	1,693	1,928

Adjusted OIBDA	$(13)	$(100)	$(54)
(a) Supplemental Pro Forma Revenues for the nine months ended September 30, 2025 reflect the combination of the Successor period with the Predecessor period from January 1 - August 6, 2025, and for Licensing and other and total Revenues also include pro forma adjustments to include Skydance revenues after the elimination of intercompany revenues from Paramount Global during the Predecessor period. While the Successor and Predecessor periods are distinct reporting periods, revenues were not impacted by the pushdown of the Ultimate Parent’s basis and are supplementally presented on a pro forma combined basis to help investors view revenues in a manner consistent with our management. See Supplemental Pro Forma Revenues-Filmed Entertainment for calculations of these pro forma revenue amounts.
(b) Primarily reflects advertising revenues earned from the use of Filmed Entertainment content on third-party digital platforms.
(c) Other segment expenses for our Filmed Entertainment segment include employee compensation; costs relating to the distribution of our content; costs for occupancy, technology, and professional services; and other costs associated with our operations.
Revenues
Theatrical
Theatrical revenues in 2025 benefited from the third quarter 2025 releases discussed above, and during the Predecessor period from January 1, 2025 - August 6, 2025 also benefited from the second quarter 2025 release of Mission: Impossible-The Final Reckoning and the fourth quarter 2024 release of Sonic the Hedgehog 3. Theatrical revenues during the 2024 Predecessor period primarily benefited from the releases of A Quiet Place: Day One, IF and Bob Marley: One Love.

Licensing and Other
Licensing and other revenues during the Successor period include Skydance revenues. On a pro forma basis the 7% increase primarily reflects the licensing of Skydance’s The Family Plan 2 during the Successor period.

Expenses
Content Costs
Content costs for the Successor period include costs associated with Skydance’s content and reflect the pushdown of the Ultimate Parent’s basis, which resulted in an increase in the value of library content.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Other
Other expenses for the Successor and Predecessor periods in 2025 reflect the impact from cost savings initiatives.

Adjusted OIBDA
Adjusted OIBDA for the Predecessor period in 2025 primarily reflects the impact from recent theatrical releases.
Supplemental Pro Forma Revenues—Filmed Entertainment
Supplemental Pro Forma Revenues for the three and nine months ended September 30, 2025 reflect the combination of the Successor period with the Predecessor period from July 1-August 6, 2025 and January 1-August 6, 2025, respectively, and for Licensing and other and Total Revenues also include pro forma adjustments to include Skydance revenues after the elimination of intercompany revenues from Paramount Global during the Predecessor period. While the Successor and Predecessor periods are distinct reporting periods, revenues were not impacted by the pushdown of the Ultimate Parent’s basis and are supplementally presented on a pro forma combined basis to help investors view these revenues in a manner consistent with our management.
The tables below present the calculations of Supplemental Pro Forma Revenues for the Filmed Entertainment segment.

Three and Nine Months Ended September 30, 2025 versus Three and Nine Months Ended September 30, 2024
Filmed Entertainment

	Three Months Ended September 30, 2025				Three Months Ended September 30, 2024
	Period From August 7 - September 30	Period From July 1 - August 6		Pro forma (b)	Predecessor	Adjustments (a)	Pro forma (b)	Pro forma Increase/(Decrease)
	Successor	Predecessor	Adjustments (a)					$	%
Revenues by Type:
Theatrical	$39	$73	$—	$112	$108	$—	$108	$4	4%
Licensing and other	440	202	12	654	480	209	689	(35)	(5)
Advertising	1	1	—	2	2	—	2	—	—
Total Revenues	$480	$276	$12	$768	$590	$209	$799	$(31)	(4)%

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Nine Months Ended September 30, 2025				Nine Months Ended September 30, 2024
	Period From August 7 - September 30	Period From January 1 - August 6		Pro forma (b)	Predecessor	Adjustments (a)	Pro forma (b)	Pro forma Increase/(Decrease)
	Successor	Predecessor	Adjustments (a)					$	%
Revenues by Type:
Theatrical	$39	$475	$—	$514	$399	$—	$399	$115	29%
Licensing and other	440	1,112	503	2,055	1,465	455	1,920	135	7
Advertising	1	6	—	7	10	—	10	(3)	(30)
Total Revenues	$480	$1,593	$503	$2,576	$1,874	$455	$2,329	$247	11%
(a)Reflects Skydance revenues during the period noted after the elimination of intercompany revenues from Paramount Global.
(b)Pro forma revenues for the three and nine months ended September 30, 2025 represent the sum of the Successor and Predecessor periods comprising the applicable periods adjusted to include the historical revenue of Skydance after the elimination of intercompany revenues from Paramount Global, during the period prior to the close of the Transactions.
Liquidity and Capital Resources
Sources and Uses of Cash
We project anticipated cash requirements for our operating, investing and financing needs as well as cash flows expected to be generated and available to meet these needs. Our operating needs include, among other items, expenditures for content for our broadcast and cable networks and streaming services, including television and film programming, sports rights, and talent contracts, as well as advertising and marketing costs to promote our content and platforms; payments for leases, interest, and income taxes; and pension funding obligations.

Our investing and financing spending includes capital expenditures; acquisitions; funding of investments, including our streaming joint venture, SkyShowtime, under which we and our joint venture partner committed to support initial operations over a multiyear period; discretionary share repurchases; dividends; and principal payments on our outstanding indebtedness. Our long-term debt obligations due over the next five years were $3.34 billion as of September 30, 2025. We routinely assess our capital structure and opportunistically enter into transactions to manage our outstanding debt maturities, which could result in a charge from the early extinguishment of debt.

Funding for both our short-term and long-term operating, investing and financing needs will come primarily from cash flows from operating activities, cash and cash equivalents, which were $3.26 billion as of September 30, 2025, and our ability to refinance our debt. Any additional cash funding requirements are financed with short-term borrowings, including commercial paper, and long-term debt. To the extent that commercial paper is not available to us, the borrowing capacity under our $3.50 billion Credit Facility described below is sufficient to satisfy short-term borrowing needs. In addition, if necessary, we can increase our liquidity position by reducing non-committed spending.

In connection with the Transactions, $1.52 billion of cash from the PIPE Transaction was provided to the Company, which was used to pay Paramount Global’s transaction-related costs and to pay down borrowings of $720 million outstanding under Skydance’s revolving credit facility.

Our access to capital markets and the cost of any new borrowings are impacted by factors outside our control, including economic and market conditions, as well as by ratings assigned by independent rating agencies. As a result, there can be no assurance that we will be able to access capital markets on terms and conditions favorable to us.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Cash Flows
The changes in cash and cash equivalents were as follows:

Nine Months Ended September 30, 2025 and 2024

	Successor	Predecessor
	Period From August 7 - September 30,	Period From January 1 - August 6,	Nine Months Ended September 30,
	2025	2025	2024
Net cash flow provided by operating activities	$268	$164	$584
Net cash flow (used for) provided by investing activities from:
Continuing operations	(42)	(276)	(365)
Discontinued operations	—	—	48
Net cash flow used for investing activities	(42)	(276)	(317)
Net cash flow used for financing activities	(821)	(159)	(298)
Effect of exchange rate changes on cash and cash equivalents	7	70	14
Net decrease in cash and cash equivalents	$(588)	$(201)	$(17)
Operating Activities
Net cash flow provided by operating activities during the Predecessor period in 2025 includes payments of $111 million to fund the Company’s qualified pension plans. Additionally, net cash flow provided by operating activities includes payments of $80 million for the period from August 7 - September 30, 2025 (Successor), $226 million for the period from January 1 - August 6, 2025 (Predecessor), and $198 million for the nine months ended September 30, 2024 (Predecessor), associated with restructuring, transaction-related costs and transformation initiatives, and for the 2024 period is net of insurance recoveries received related to litigation associated with the 2019 merger of Viacom Inc. and CBS Corporation. Our transformation initiatives are related to advancing our technology, including the unification and evolution of systems and platforms, and migration to the cloud.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Investing Activities
Nine Months Ended September 30, 2025 and 2024

	Successor	Predecessor
	Period From August 7 - September 30,	Period From January 1 - August 6,	Nine Months Ended September 30,
	2025	2025	2024
Investments	$(1)	$(205)	$(248)
Capital expenditures (a)	(46)	(134)	(151)
Proceeds from dispositions (b)	5	66	37
Other investing activities	—	(3)	(3)
Net cash flow used for investing activities from continuing operations	(42)	(276)	(365)
Net cash flow provided by investing activities from discontinued operations (c)	—	—	48
Net cash flow used for investing activities	$(42)	$(276)	$(317)
(a) Includes payments associated with the implementation of our transformation initiatives of $1 million for the 2025 Successor period, $2 million for the 2025 Predecessor period, and $9 million for the 2024 Predecessor period.
(b) 2025 Predecessor period primarily reflects proceeds received from the disposition of a noncore business, and all periods include the collection of receivables associated with the 2022 sale of a 37.5% interest in The CW.
(c) 2024 Predecessor period reflects additional proceeds received from a working capital adjustment related to the sale of Simon & Schuster in 2023.
Financing Activities
Nine Months Ended September 30, 2025 and 2024

	Successor	Predecessor
	Period From August 7 - September 30,	Period From January 1 - August 6,	Nine Months Ended September 30,
	2025	2025	2024
Repayment of Skydance credit facility	$(720)	$—	$—
Dividends paid on preferred stock	—	—	(29)
Dividends paid on common stock	(33)	(101)	(102)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(63)	(26)	(21)
Payments to noncontrolling interests	(2)	(32)	(120)
Other financing activities	(3)	—	(26)
Net cash flow used for financing activities	$(821)	$(159)	$(298)

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Common Stock Dividends
The following tables present dividends declared per share and total dividends for Paramount Skydance Corporation Class B Common Stock for the Successor period and Paramount Global’s Class A and Class B Common Stock for the Predecessor periods.
Three Months Ended September 30, 2025 and 2024

	Successor	Predecessor
	Period From August 7 - September 30,	Period From July 1 - August 6,	Three Months Ended September 30,
	2025	2025	2024
Class A and Class B Common Stock
Dividends declared per common share	$.05	n/a	$.05

Total common stock dividends	$58	n/a	$35
n/a - not applicable
Nine Months Ended September 30, 2025 and 2024

	Successor	Predecessor
	Period From August 7 - September 30,	Period From January 1 - August 6,	Nine Months Ended September 30,
	2025	2025	2024
Class A and Class B Common Stock
Dividends declared per common share	$.05	$.10	$.15

Total common stock dividends	$58	$70	$104
Mandatory Convertible Preferred Stock
During the first quarter of 2024, the final dividend on the Mandatory Convertible Preferred Stock was declared, at a rate of $1.4375 per share, resulting in total dividends of $14 million, which were paid on April 1, 2024 (Predecessor).

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Capital Structure
The following table sets forth our debt, which was recorded at its fair value as of the closing date of the Transactions and the NAI Transaction on August 7, 2025.

	Successor (a)	Predecessor
	At	At
	September 30, 2025	December 31, 2024
Senior debt	$12,014	$12,868
Junior debt	1,616	1,633
Obligations under finance leases	3	—
Total debt (b)	13,633	14,501
Less current portion	347	—
Total long-term debt, net of current portion	$13,286	$14,501
(a) In connection with the Pushdown of the Ultimate Parent’s basis, our debt was recorded at fair value, which resulted in a decrease to our total debt balance of $898 million, reflecting the reversal of a net unamortized discount of $390 million and unamortized deferred financing fees of $71 million, and a reduction of $1.36 billion to adjust our debt to its fair value. The adjustments to fair value for each of our senior and junior debt issuances will be amortized over the remaining term of the applicable issuance within interest expense.
(b) At September 30, 2025 (Successor), our senior and junior debt balances were net of unamortized fair value adjustments totaling $1.35 billion. At December 31, 2024 (Predecessor), the senior and junior debt balances included a net unamortized discount of $401 million and unamortized deferred financing costs of $74 million. The face value of our total debt at both September 30, 2025 (Successor) and December 31, 2024 (Predecessor) was $14.98 billion.
Senior Debt
At September 30, 2025 (Successor), our senior debt was comprised of senior notes and debentures due between 2026 and 2050 with interest rates ranging from 2.90% to 7.875%.

Junior Debt
At September 30, 2025 (Successor), our junior debt was comprised of $627 million 6.25% junior subordinated debentures due 2057 and $989 million 6.375% junior subordinated debentures due 2062. The subordination and extended term, as well as an interest deferral option of our junior subordinated debentures provide significant credit protection measures for senior creditors and, as a result of these features, the debentures received a 50% equity credit by Standard & Poor’s Rating Services, Fitch Ratings Inc., and Moody’s Investors Service, Inc.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Supplemental Guarantor Financial Information
Paramount Global is a 100% owned subsidiary of Paramount Skydance Corporation. Upon the closing of the Transactions, Paramount Skydance Corporation provided a full and unconditional parent guarantee of Paramount Global’s senior and junior debt. None of Paramount Skydance Corporation’s other subsidiaries are guarantors of Paramount Global’s debt.

The tables below present summarized financial information for Paramount Skydance Corporation, the parent guarantor, and Paramount Global, the issuer (jointly the “Obligor Group”) on a combined basis after elimination of intercompany transactions and balances, and do not include nonguarantor and nonissuer subsidiaries. This summarized financial information has been prepared and presented pursuant to the Securities and Exchange Commission Regulation S-X Rule 13-01, “Financial Disclosures about Guarantors and Issuers of Guaranteed Securities” and is not intended to present the financial position or results of operations of the Obligor Group in accordance with U.S. GAAP.

Summarized Statement of Operations
Successor
Period From August 7 - September 30,
2025
Operating loss	$(9)
Interest expense, net	$(129)
Intercompany interest	$(53)
Net loss	$(108)

Summarized Balance Sheet
Successor
At
September 30, 2025
Current assets	$1,966
Noncurrent assets	$585
Debt, current	$346
Current liabilities	$589
Long-term debt	$13,284
Noncurrent liabilities	$2,362
Notes payable to nonguarantor subsidiaries	$975

Commercial Paper
At both September 30, 2025 (Successor) and December 31, 2024 (Predecessor), we had no outstanding commercial paper borrowings.

Credit Facility
On August 7, 2025, in connection with the closing of the Transactions and pursuant to the August 2024 amendment to the Credit Facility (which is further described below), Paramount Skydance Corporation entered into a joinder agreement pursuant to which it joined Paramount Global’s $3.50 billion revolving credit facility, which matures in January 2027 (the “Credit Facility”). The Credit Facility is used for general corporate purposes

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
and to support commercial paper borrowings, if any. We may, at our option, also borrow in certain foreign currencies up to specified limits under the Credit Facility. Borrowing rates under the Credit Facility are determined at the time of each borrowing and are generally based on either the prime rate in the U.S. or an applicable benchmark rate plus a margin (based on our senior unsecured debt rating), depending on the type and tenor of the loans entered into. The benchmark rate for loans denominated in U.S. dollars is Term SOFR, and for loans denominated in euros, sterling and yen is based on EURIBOR, SONIA and TIBOR, respectively. At September 30, 2025, we had no borrowings outstanding under the Credit Facility and the availability under the Credit Facility was $3.50 billion.

The Credit Facility has one principal financial covenant which sets a maximum Consolidated Total Leverage Ratio (“Leverage Ratio”) at the end of each quarter. The maximum Leverage Ratio was 5.00x for the quarter ended September 30, 2025 (Successor) and will decrease 0.25x for each subsequent quarter until the quarter ending March 31, 2026 when it will be 4.5x, and will remain at this level until maturity. The Leverage Ratio reflects the ratio of our Consolidated Indebtedness, net of unrestricted cash and cash equivalents at the end of a quarter, to our Consolidated EBITDA (each as defined in the credit agreement) for the trailing twelve-month period. In May 2025, Paramount Global entered into an amendment to the Credit Facility which increased the maximum amount of unrestricted cash and cash equivalents that can be netted against Consolidated Indebtedness in the calculation of the Leverage Ratio, from $1.50 billion to $3.0 billion, effective immediately, and amended the definition of Consolidated EBITDA to include an additional add-back (which is capped at 15% of Consolidated EBITDA after giving effect to such add-back) for cash items associated with provisions for restructuring or other business optimization programs, litigation and environmental reserves and losses on the disposition of businesses. We met the covenant as of September 30, 2025 (Successor).

The Credit Facility also includes a provision that the occurrence of a change of control will be an event of default that would give the lenders the right to accelerate any outstanding loans and terminate their commitments. In August 2024, Paramount Global entered into amendments to the Credit Facility and the $1.9 billion standby letter of credit facility (see Note 14), which, among other things, revised the change of control provision and related definitions to reflect the ownership structure of Paramount after giving effect to the Transactions and the NAI Transaction. These amendments became operative upon closing of the Transactions.

Upon the closing of the Transactions, Paramount Skydance Corporation entered into guarantee agreements providing for a full and unconditional parent guarantee of Paramount Global’s obligations with respect to any commercial paper borrowings incurred, and in accordance with the August 2024 amendment to the Credit Facility, a full and unconditional parent guarantee of Paramount Global’s obligations under the Credit Agreement went into effect.

Other Bank Borrowings
At both September 30, 2025 (Successor) and December 31, 2024 (Predecessor), we had no outstanding bank borrowings under Miramax’s $50 million credit facility that matures in November 2027.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Guarantees
Letters of Credit and Surety Bonds
At September 30, 2025 (Successor), we had outstanding letters of credit and surety bonds of $673 million that were not recorded on the Consolidated Balance Sheet, including $436 million issued under a $1.9 billion standby letter of credit facility in accordance with the contractual requirements of one of our commitments. The amount outstanding under the letter of credit decreases throughout 2025 as we make payments under the related contractual commitment. Letters of credit and surety bonds are primarily used as security against non-performance in the normal course of business under contractual requirements of certain of our commitments. The standby letter of credit facility, which matures in May 2026, is subject to provisions similar to the Credit Facility, including the same principal financial covenant (see Note 7).

Other
In the course of our business, we both provide and receive indemnities that are intended to allocate certain risks associated with business transactions. Similarly, we may remain contingently liable for various obligations of a business that has been divested in the event that a third party does not live up to its obligations under an indemnification obligation. We record a liability for our indemnification obligations and other contingent liabilities when probable and reasonably estimable.
Critical Accounting Estimates
See “Critical Accounting Estimates” in Item 7, “Management's Discussion and Analysis of Results of Operations and Financial Condition” in the Annual Report on Form 10-K of our Predecessor, Paramount Global, for the year ended December 31, 2024 for a discussion of accounting policies that are considered by management to require significant judgment and use of estimates and that could have a material impact on our financial statements.
Goodwill and Intangible Assets Impairment Tests — FCC Licenses—Change in Accounting Estimate
FCC licenses have historically been classified as indefinite-lived intangible assets. However, as a result of sustained declines in industry projections, including in long-term growth rate assumptions, we reassessed this classification and determined that FCC licenses would be classified as finite-lived intangible assets. Accordingly, during the third quarter of 2025, we began amortizing FCC licenses on a straight-line basis over a period of 30 years. As of September 30, 2025, the unamortized FCC licenses balance was $2.49 billion, which was included within “Intangible assets, net” on the Consolidated Balance Sheet.
Pushdown of Ultimate Parent’s Basis
At the time Paramount Global and Skydance became subsidiaries of Paramount Skydance Corporation, the Ellison Family controlled both Paramount Global and Skydance, and as a result, this transaction has been accounted for as a transaction between entities under common control. As a transaction between entities under common control, the net assets were combined at the Ultimate Parent’s basis, which for Paramount Global was deemed to be the estimated fair value as of August 7, 2025, the date of the closing of the NAI Transaction, which was the point at which the Ellison Family obtained control of Paramount Global. As a result, the net assets of Paramount Global were recorded at their estimated fair value as of this date. Since the net assets of Skydance were already at the Ultimate Parent’s basis, no adjustment to the fair value of net assets was necessary, and Skydance was combined with Paramount Global’s net assets at the Ultimate Parent’s basis as of this date.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
The allocation of the Ultimate Parent’s basis as of August 7, 2025 to Paramount Global’s assets, liabilities and noncontrolling interests requires the use of significant judgments to determine the inputs used to calculate the estimated fair values, including long-term projections, discount rates, royalty rates, and decay rates. These fair value estimates may differ materially based upon the finalization of appraisals and other valuation analyses, which are expected no later than one year from the Closing Date. Refer to Note 2 to the Consolidated Financial Statements for additional discussion of the valuation methodologies used to calculate the preliminary estimated fair values.
Legal Matters
General
On an ongoing basis, we vigorously defend ourselves in numerous lawsuits and proceedings and respond to various investigations and inquiries from federal, state, local and international authorities (collectively, “Litigation”). Litigation may be brought against us without merit, is inherently uncertain and always difficult to predict. However, based on our understanding and evaluation of the relevant facts and circumstances, we believe that the following matters are not likely, in the aggregate, to result in a material adverse effect on our business, financial condition and results of operations.

Litigation Relating to the Transactions
In connection with the Transactions, on July 24, 2024, Scott Baker, a purported holder of Paramount Global Class B Common Stock, filed a putative class action lawsuit in the Court of Chancery of the State of Delaware (the “Court”) against NAI, Shari E. Redstone, Barbara M. Byrne, Linda M. Griego, Judith A. McHale, Charles E. Phillips, Jr., Susan Schuman, Skydance and David Ellison (the “Baker Action”). The complaint alleges breaches of fiduciary duties to Class B stockholders in connection with the negotiation and approval of the Transaction Agreement, among other claims, and seeks unspecified damages, costs and expenses, as well as other relief. On November 4, 2024, the Court granted the parties’ stipulation in the Baker Action agreeing to (i) postpone briefing on motions to dismiss until the filing or designation of an operative complaint following resolution of the plaintiff’s motion to appoint him and the Baerlocher Family Trust, a purported holder of Paramount Global Class B Common Stock, as co-lead plaintiffs and Berger Montague PC as interim class counsel (the “Baker Leadership Motion”), and (ii) stay discovery until resolution of any motions to dismiss any operative complaint following resolution of the Baker Leadership Motion. Throughout October 2024, various purported stockholders filed motions for intervention to oppose the Baker Leadership Motion. On December 31, 2024, the plaintiff, along with Mark Baerlocher, as trustee for the Baerlocher Family Trust, filed an amended complaint alleging the same breaches of fiduciary duties against the same defendants as in the original complaint. On June 27, 2025, counsel for Mr. Baker informed the Court that the Baker Leadership Motion would be withdrawn without prejudice and that the group of purported stockholders seeking lead plaintiff status would meet and confer to propose a schedule for resolving lead plaintiff applications.

On April 30, 2024, the State of Rhode Island Office of the General Treasurer, on behalf of the Employees’ Retirement System of Rhode Island, a purported holder of Paramount Global Class B Common Stock filed a verified complaint for the inspection of books and records under Section 220 of the General Corporation Law of the State of Delaware (the “DGCL”) in the Court against us, seeking the inspection of our books and records in order to investigate whether our Board of Directors, NAI, Shari E. Redstone and/or our executive officers may have breached their fiduciary duties to our stockholders for alleged diversion of corporate opportunities (the “220 Action”). The magistrate judge held a trial on July 24, 2024, and denied the request for inspection. The plaintiff noticed an exception to the Court, and on January 29, 2025, the Court ruled that the plaintiff is entitled to obtain books and records that are both necessary and sufficient to fulfill the purpose of its request. On February 25, 2025,

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
the Court granted an implementing order returning the 220 Action to the magistrate judge for further proceedings on the scope of production. On March 24, 2025, the Court granted our application for certification of interlocutory appeal to the Delaware Supreme Court, which was accepted on April 30, 2025. Briefing on the appeal is complete. Certain other purported holders of Paramount Global Class B Common Stock and Class A Common Stock have delivered demand letters to investigate similar alleged breaches of fiduciary duties in connection with the Transactions and requested the inspection of books and records. We have also received demand letters from purported holders of Paramount Global Class B Common Stock related to alleged omissions in New Paramount’s registration statement on Form S-4.

Additionally, on August 20, 2024, LiveVideo.AI Corp. filed a lawsuit in the U.S. District Court for the Southern District of New York against Shari E. Redstone, NAI, Christine Varney and Monica Seligman, alleging that defendants did not fairly consider its offer to purchase Paramount. The complaint asserts claims for unfair competition, tortious interference, unjust enrichment and aiding and abetting breach of fiduciary duty, among others, and seeks unspecified monetary damages, costs and other relief. The defendants were never served. The parties exchanged several filings related to service and default. On August 12, 2025, the magistrate judge issued a Report and Recommendation recommending that the case be dismissed and the court impose $10,000 in monetary sanctions against LiveVideo.AI Corp. The district judge adopted the report in full on September 30, 2025, dismissing the case, imposing the sanctions, and enjoining LiveVideo.AI Corp. from filing any further lawsuits in any federal district court arising out of the Transactions.

On August 13, 2025, Gabelli Value 25 Fund Inc. (“Gabelli”) filed a putative class action complaint against Barbara M. Byrne, Linda M. Griego, Judith A. McHale, Charles E. Phillips, Jr., Susan Schuman (the “Special Committee Defendants”), Harbor Lights Entertainment, Inc. (f/k/a National Amusements, Inc.) and Shari Redstone (the “NAI Defendants”), and Skydance Media, LLC and RB Tentpole LP (the “Skydance Defendants”), alleging causes of action for breach of fiduciary duty against all defendants and unjust enrichment against the NAI Defendants. Gabelli seeks a declaratory judgment, damages, including rescissory damages and/or quasi-appraisal damages, disgorgement of NAI’s profits, fees and costs, and pre- and post-judgment interest. On September 16, 2025, the Skydance Defendants filed placeholder motions to dismiss, and Gabelli filed a motion to be appointed as interim lead plaintiff representing former minority holders of Class A shares of pre-Transaction Paramount (the “Gabelli Class A Leadership Motion”). On October 16, 2025, counsel for Gabelli filed a letter with the Court indicating that no competing motions or objections to the Gabelli Class A Leadership Motion were filed and proposed that the Court appoint Gabelli as lead plaintiff.

On February 4, 2025, New York City Employees’ Retirement System, the New York City Fire Department Pension Fund, the New York City Police Pension Fund, the New York City Board of Education Retirement System, and the Teachers’ Retirement System of the City of New York, purported holders of Paramount Global Class B Common Stock and Class A Common Stock, filed a putative class action lawsuit in the Court against Barbara M. Byrne, Linda M. Griego, Judith A. McHale and Susan Schuman, which alleges breaches of fiduciary duties for their alleged failure to sufficiently consider an alternate offer that the plaintiffs claimed was superior to the Transactions (the “NYCERS Action”). The plaintiffs argue that the no-shop provision in the Transaction Agreement should be declared invalid and unenforceable because it prevented the parties from engaging in further deal discussions and negotiations with companies other than Skydance, including, specifically, Project Rise Partners, after the no-shop period began. The plaintiffs further assert that the Court has the power to invalidate this provision because Skydance allegedly aided and abetted NAI’s and Shari E. Redstone’s breach of fiduciary duties, including by agreeing to indemnify Shari E. Redstone (through Skydance’s separate agreement with NAI) for any breach of fiduciary duty claims arising out of the Transactions up to a certain amount. Skydance, NAI, Shari E. Redstone and Paramount were not named as defendants in the original complaint. The NYCERS Action originally sought, among other forms of relief, an order from the Court enjoining the closing of the Transactions until the

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Court reached a final resolution on the plaintiffs’ claims and an order compelling the Special Committee to evaluate Project Rise Partners’ alternative offer to, among other things, acquire Paramount Global Class A Common Stock for $23.00 per share and Paramount Global Class B Common Stock for $19.00 per share. The Project Rise Partners’ offer was made after the go-shop period in the Transaction Agreement had ended. The complaint does not seek compensatory damages. The plaintiffs filed a motion for expedited proceedings along with their complaint. On February 18, 2025, the plaintiffs moved to join Paramount and Skydance (and various other entities named in the Transaction Agreement) as necessary parties to the litigation and moved for a temporary restraining order preventing the closing of the Transactions until the Court considered the plaintiffs’ anticipated motion for injunctive relief following expedited discovery. The parties reached agreement to withdraw plaintiffs’ request for expedition and their application for injunctive relief in exchange for targeted discovery from certain of the defendants and third parties. The matter is in discovery.

On April 8, 2025, Metropolitan Water Reclamation District Retirement Fund, Laborers’ and Retirement Board Employees’ Annuity and Benefit Fund of Chicago, Gary Mendelsohn, and Park Employees’ Annuity and Benefit Fund of Chicago, purported holders of Class B Common Stock, filed a complaint for the inspection of books and records under Section 220 of the DGCL in the Court against us to maintain standing to enforce their statutory inspection rights and seek an order that Paramount produce all the books and records identified in their Section 220 demands to investigate possible breaches of fiduciary duties in connection with the Transactions. The complaint alleges that the documents produced to such purported stockholders thus far pursuant to their Section 220 demands are insufficient. The complaint seeks an order requiring us to produce the documents identified in their Section 220 demands, among other relief. On April 21, 2025, the Court approved a stipulation by the parties to stay all proceedings in the action in an effort to resolve the dispute.

Litigation Related to Distribution Agreements
In October 2024, Sony Pictures Television Inc., along with Jeopardy Productions, Inc. and Califon Productions, Inc. (collectively, “Sony”), filed a civil complaint for damages against CBS Studios Inc. in the Superior Court of the State of California, for Los Angeles County, asserting a breach of contract claim against us relating to our exclusive right to distribute Wheel of Fortune and Jeopardy! (the “Distribution Agreements”). In December 2024, we filed a cross-complaint against Sony seeking, among other things, a declaration that the Distribution Agreements remain in full force and effect. On February 3, 2025, Sony purported to assume our distribution functions, and on February 4, 2025, we filed an ex parte application, seeking a temporary restraining order preventing Sony from assuming these distribution functions, which the trial court granted on February 5, 2025. On April 10, 2025, the trial court declined to issue a preliminary injunction preventing Sony from assuming these distribution functions for the duration of the litigation. On April 11, 2025, we appealed the trial court’s ruling and requested a stay of the order denying the preliminary injunction, which was granted on April 16, 2025. The parties have reached a settlement of this matter.

Claims Related to Former Businesses
Asbestos
We are a defendant in lawsuits claiming various personal injuries related to asbestos and other materials, which allegedly occurred as a result of exposure caused by various products manufactured by Westinghouse, a predecessor, generally prior to the early 1970s. Westinghouse was neither a producer nor a manufacturer of asbestos. We are typically named as one of a large number of defendants in both state and federal cases. In the majority of asbestos lawsuits, the plaintiffs have not identified which of our products is the basis of a claim. Claims against us in which a product has been identified most commonly relate to allegations of exposure to asbestos-containing insulating material used in conjunction with turbines and electrical equipment.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. We do not report as pending those claims on inactive, stayed, deferred or similar dockets that some jurisdictions have established for claimants who allege minimal or no impairment. As of September 30, 2025 (Successor), we had pending approximately 17,540 asbestos claims, as compared with approximately 18,310 as of December 31, 2024 (Predecessor). For the period from August 7 - September 30, 2025 (Successor) and for the period from July 1 - August 6, 2025 (Predecessor) we received approximately 450 and 330 new claims, respectively, and closed or moved to an inactive docket approximately 910 and 120 claims, respectively. We report claims as closed when we become aware that a dismissal order has been entered by a court or when we have reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. Our total costs for the years 2024 (Predecessor) and 2023 (Predecessor) for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $34 million and $54 million, respectively. Our costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

Filings include claims for individuals suffering from mesothelioma, a rare cancer, the risk of which is allegedly increased by exposure to asbestos; lung cancer, a cancer which may be caused by various factors, one of which is alleged to be asbestos exposure; other cancers, and conditions that are substantially less serious, including claims brought on behalf of individuals who are asymptomatic as to an allegedly asbestos-related disease. A significant number of pending claims against us are non-cancer claims. It is difficult to predict long-term future asbestos liabilities, as events and circumstances may impact the estimate.

Other
From time to time, we receive claims from federal and state environmental regulatory agencies and other entities asserting that we are or may be liable for environmental cleanup costs and related damages principally relating to our historical and predecessor operations. In addition, from time to time we receive personal injury claims including toxic tort and product liability claims (other than asbestos) arising from our historical operations and predecessors.
In connection with recording Paramount Global’s net assets at the Ultimate Parent’s basis, “Other liabilities” was increased to reflect the fair value of Paramount Global’s estimated contingent liabilities for the defense and settlement of asbestos lawsuits as well as claims from federal and state environmental regulatory agencies and other entities asserting liability for environmental cleanup costs and related damages (See Note 2). The estimated fair value of the asbestos-related liability was determined in consultation with a third-party firm with expertise in estimating asbestos liability and represents the estimate of the amount a third party would pay to take on the risk of any asbestos-related future losses. While we believe that our accruals for these matters are adequate, there can be no assurance that circumstances will not change in future periods and, as a result, our actual liabilities may be higher or lower than our accrual.
Accounting Pronouncements Not Yet Adopted
See Note 1 to the consolidated financial statements.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Cautionary Note Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains both historical and forward-looking statements, including statements related to our future financial results and performance, potential achievements, anticipated reporting segments and industry changes and developments. All statements that are not statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. These forward-looking statements reflect our current expectations concerning future results and events; generally can be identified by the use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “may,” “could,” “estimate” or other similar words or phrases; and involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. These risks, uncertainties and other factors include, among others: risks related to our streaming business; the adverse impact on our advertising revenues as a result of changes in consumer behavior, advertising market conditions and deficiencies in audience measurement; risks related to operating in highly competitive and dynamic industries, including cost increases; the unpredictable nature of consumer behavior, as well as evolving technologies and distribution models; risks related to our decisions to make investments in new businesses, products, services and technologies, and the evolution of our business strategy; the potential for loss of carriage or other reduction in or the impact of negotiations for the distribution of our content; damage to our reputation or brands; losses due to asset impairment charges for goodwill, intangible assets, FCC licenses and content; liabilities related to discontinued operations and former businesses; increasing scrutiny of, and evolving expectations for, sustainability initiatives; evolving business continuity, cybersecurity, privacy and data protection and similar risks; content infringement; domestic and global political, economic and regulatory factors affecting our businesses generally, including tariffs and other changes in trade policies; the inability to hire or retain key employees or secure creative talent; disruptions to our operations as a result of labor disputes; the risks and costs associated with the integration of, and our ability to integrate, the businesses of Paramount Global and Skydance Media, LLC successfully and to achieve anticipated synergies; volatility in the prices of our Class B Common Stock; potential conflicts of interest arising from our ownership structure with a controlling stockholder; and other factors described in our news releases and filings with the Securities and Exchange Commission, including but not limited to Paramount Global’s most recent Annual Report on Form 10-K and their and our reports on Form 10-Q and Form 8-K. There may be additional risks, uncertainties and factors that we do not currently view as material or that are not necessarily known. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report, and we do not undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
There have been no significant changes to market risk since reported in Annual Report on Form 10-K of our Predecessor, Paramount Global, for the year ended December 31, 2024.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.
The information set forth in Note 14 to the consolidated financial statements appearing in Item 1 of Part I of this Quarterly Report on Form 10-Q under the caption “Legal Matters” is incorporated by reference herein.

Item 1A.	Risk Factors.
There have been no material changes to the risk factors previously disclosed in Item 1A of the Annual Report on Form 10-K of our Predecessor, Paramount Global, for the year ended December 31, 2024 (filed with the Securities and Exchange Commission on February 26, 2025).

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Company Purchases of Equity Securities
None.

Item 6.	Exhibits.

Exhibit No.		Description of Document
(22)		Guaranteed Securities (filed herewith)
(31)		Rule 13a-14(a)/15d-14(a) Certifications
(a)
Certification of the principal executive officer of Paramount Skydance Corporation pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

(b)
Certification of the principal financial officer of Paramount Skydance Corporation pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

(32)		Section 1350 Certifications
(a)
Certification of the principal executive officer of Paramount Skydance Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).

(b)
Certification of the principal financial officer of Paramount Skydance Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).

(101)		Interactive Data File
101. INS XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101. SCH Inline XBRL Taxonomy Extension Schema.
101. CAL Inline XBRL Taxonomy Extension Calculation Linkbase.
101. DEF Inline XBRL Taxonomy Extension Definition Linkbase.
101. LAB Inline XBRL Taxonomy Extension Label Linkbase.
101. PRE Inline XBRL Taxonomy Extension Presentation Linkbase.
(104)		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARAMOUNT SKYDANCE CORPORATION (Registrant)

Date: November 10, 2025	/s/ Andrew Warren
Andrew Warren Executive Vice President, Interim Chief Financial Officer

Date: November 10, 2025	/s/ Katherine Gill-Charest
Katherine Gill-Charest Executive Vice President, Controller and Chief Accounting Officer