Form 10-K
period 2025-12-31
Paramount Skydance Corp
filed 2026-02-25
CIK 2041610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act of 1933). Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐    No ☒
As of June 30, 2025, which was the last business day of the registrant’s most recently completed second fiscal quarter, the market value of the shares of the registrant’s Class B Common Stock, $0.001 par value (“Class B Common Stock”), held by non-affiliates was zero. On August 7, 2025, by operation of Rule 12g-3(a) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the registrant became the successor issuer to Paramount Global. The market value of Paramount Global’s Class A Common Stock and Class B Common Stock held by non-affiliates at June 30, 2025 was $211,199,578 and $7,730,877,301, respectively.
As of February 20, 2026, 31,500,087 shares of the registrant’s Class A Common Stock and 1,080,241,022 shares of Class B Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

PARAMOUNT SKYDANCE CORPORATION
TABLE OF CONTENTS

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains both historical and forward-looking statements, including statements related to our future financial results and performance, potential achievements and transactions (including with respect to the Offer (as defined below)) and their expected benefits, and industry trends and developments. All statements that are not statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. These forward-looking statements reflect our current expectations concerning future results and events; can generally be identified by the use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “may,” “could,” “estimate” or other similar words or phrases; and involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. These risks, uncertainties and other factors are discussed in “Item 1A. Risk Factors” below and elsewhere in this Annual Report on Form 10-K. Other risks, uncertainties or other factors, or updates to those discussed herein, may be described in our other filings with the U.S. Securities and Exchange Commission (the “SEC”), including our reports on Form 10-Q and Form 8-K, press releases, public conference calls, webcasts, our social media and blog posts and on our website at paramount.com (under Investors). Information included on or accessible through our website is not intended to be incorporated into this Annual Report on Form 10‑K. There may be additional risks, uncertainties and other factors that we do not currently view as material or that are not known. The forward-looking statements included in this Annual Report on Form 10‑K are made only as of the date of this document, and we do not undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.
PART I

Item 1.	Business.
References to “Paramount,” the “Company,” “we,” “us” and “our” refer to Paramount Skydance Corporation and its consolidated subsidiaries, unless the context otherwise requires.
Overview
We are a global media and entertainment company with a portfolio that includes Paramount Pictures, Paramount Television, CBS, CBS News, CBS Sports, Nickelodeon, MTV, BET, Comedy Central, Showtime, Paramount+, Pluto TV and Skydance Media, LLC’s (“Skydance”) animation, interactive/games and sports divisions.
Warner Bros. Offer
On December 8, 2025, we announced a cash tender offer for all of the outstanding shares of Series A Common Stock, par value $0.01 per share (the “Warner Bros. Shares”), of Warner Bros. Discovery, Inc., a Delaware corporation (“Warner Bros.”), at $30.00 per Warner Bros. Share (the “Offer”).
The Offer is subject to several conditions and is scheduled to expire on March 2, 2026, unless further extended. On December 22, 2025, we amended the Offer to include an irrevocable personal guarantee from Lawrence Ellison of the equity financing for the Offer and any damages payable by us. On February 10, 2026, we further amended the Offer to provide for a $0.25 per Warner Bros. Share in cash ticking fee for every quarter the transaction does not close beyond December 31, 2026, and a prepayment of the $2.8 billion termination fee payable by Warner Bros. to Netflix, Inc., a Delaware corporation (“Netflix”), upon termination of the merger agreement between Warner Bros. and Netflix. On January 22, 2026, we filed preliminary proxy materials with the SEC to solicit Warner Bros. stockholders to vote against the Netflix transaction and related proposals at the special meeting of Warner Bros. stockholders, and on February 17, 2026, we filed definitive proxy materials related thereto.
On February 24, 2026, we submitted a revised proposal to the Warner Bros. Board that included an increased purchase price of $31.00 per Warner Bros. Share, accelerated the timing of the daily ticking fee of $0.25 per

Warner Bros. Share per quarter to commence after September 30, 2026, and increased the regulatory termination fee payable by us to $7.0 billion if the transaction does not close due to regulatory matters. On the same date, the Warner Bros. Board determined that our revised proposal could reasonably be expected to lead to a “Company Superior Proposal” as defined in the Netflix merger agreement, although no final determination has been made as to whether our proposal is superior to the Netflix merger.
We have secured commitments for debt financing of up to $57.5 billion and equity commitments from entities controlled by Lawrence Ellison and David Ellison (the “Ellison Family”), and affiliates of RedBird Capital Partners, of $46.6 billion.
Skydance Transactions
On August 7, 2025 (the “Closing Date”), pursuant to a purchase and sale agreement, dated July 7, 2024, certain affiliates of investors of Skydance, comprised of entities controlled by the Ellison Family, and affiliates of RedBird Capital Partners (collectively, the “NAI Equity Investors”), purchased all of the outstanding equity interests of Paramount Global’s controlling stockholder, National Amusements, Inc. (“NAI”).
Also on the Closing Date, following the NAI transaction and pursuant to a transaction agreement, dated July 7, 2024 (the “Transaction Agreement”), Paramount Global and Skydance became wholly-owned subsidiaries of Paramount Skydance Corporation (the transactions contemplated by the Transaction Agreement, the “Transactions”). Paramount Skydance Corporation, formerly known as New Pluto Global, Inc., was formed on June 3, 2024, to consummate the Transactions and was a wholly-owned direct subsidiary of Paramount Global until, through a series of mergers, it became the holding company of Paramount Global and Skydance as part of the Transactions.
Following the closing of the Transactions and the NAI transaction, NAI, which was renamed Harbor Lights Entertainment, Inc. (“Harbor Lights”), holds 100% of Paramount Skydance Corporation’s Class A common stock. Entities controlled by the Ellison Family indirectly hold approximately 77.5% of our Class A common stock through their ownership interest in Harbor Lights.
See “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” for additional information.
Corporate Information
Our principal offices are located at 1515 Broadway, New York, New York 10036. Our telephone number is (212) 258-6000 and our website is paramount.com. Information included on or accessible through our website is not intended to be incorporated into this Annual Report on Form 10‑K.
We have two classes of common stock, Class A common stock (our “Class A Common Stock”) and Class B common stock (our “Class B Common Stock” and together, our “Common Stock”). Shares of our Class B Common Stock trade on The Nasdaq Stock Market LLC (“Nasdaq”) under the ticker symbol “PSKY.” Holders of Class B Common Stock have no voting rights, except as required by applicable law. Holders of Class A Common Stock are entitled to one vote per share with respect to all matters on which holders of our common stock are entitled to vote. Harbor Lights holds 100% of our Class A Common Stock.

Our Segments
Overview
In 2025, we operated through the following segments:
•TV Media.  Our (1) domestic and international broadcast networks and owned television stations; (2) domestic cable networks and international extensions of certain of our domestic cable network brands; and (3) domestic and international television studio operations, and the production and distribution of first-run syndicated programming.
•Direct-to-Consumer.  Our portfolio of domestic and international pay and free streaming services.
•Filmed Entertainment.  Our production and acquisition of films, series and short-form content for release and licensing around the world, including in theaters, on streaming services, on television, and through digital and physical home entertainment.
In the first quarter of 2026, we transitioned our reporting structure into three new segments: TV Media, Direct-to-Consumer and Studios. Under this structure, our new Studios segment combines our historical Filmed Entertainment segment with our historical TV Media studio operations, consolidating our content creation activities. Our Direct-to-Consumer segment remains unchanged. We will begin reporting under this new structure in our Quarterly Report on Form 10-Q for the first quarter of 2026.
TV Media
Our TV Media segment in 2025 consisted of our (1) broadcast operations—the CBS Television Network, our domestic broadcast television network; CBS Stations, our owned television stations; and our international free-to-air networks; (2) domestic premium and basic cable networks, including Nickelodeon, MTV, CMT, Comedy Central, BET and Paramount+ with SHOWTIME, and international extensions of certain of these brands; and (3) domestic and international television studio operations, including CBS Studios and Paramount Television Studios, as well as CBS Media Ventures, which produces and distributes first-run syndicated programming. TV Media also includes a number of digital properties such as CBS News 24/7 for 24-hour news and CBS Sports HQ for sports news and analysis.
TV Media’s revenues are generated primarily from (1) advertising; (2) affiliate and subscription revenues, principally comprised of (i) fees received from distributors for carriage of our cable networks (known as cable affiliate fees) and our owned television stations (known as retransmission fees) and (ii) fees received from television stations owned by third parties for their affiliation with the CBS Television Network; and (3) the licensing and distribution of our content and other rights.
Broadcast
CBS Television Network.  The CBS Television Network (the “CBS Network”), through CBS Entertainment, CBS News and CBS Sports, distributes entertainment, news and public affairs, and sports programming to both owned and affiliated broadcast television stations. CBS Network content is also available on (1) the internet, including through CBS.com, CBSNews.com, CBSSports.com and related apps; (2) our streaming services, such as Paramount+ and Pluto TV; and (3) multichannel video programming distributors (“MVPDs”) and video streaming services. CBS Entertainment acquires or develops and schedules entertainment programming on the CBS Network, which includes primetime comedies and dramas, reality, specials, kids’ programs, daytime dramas, game shows and late-night programming. CBS News operates a worldwide news organization providing the CBS Network, CBS News Radio and digital platforms with regularly scheduled news and public affairs programs. CBS Sports broadcasts include certain regular-season and playoff NFL games, including wild card playoff games and American Football Conference divisional playoff and championship games and, on a rotating basis with other networks, the Super Bowl; certain regular-season and tournament college basketball games, including the National Collegiate Athletic Association’s (the “NCAA”) Division I Men’s Basketball Tournament; regular-season college football games, including the Big Ten Conference and the Army-Navy Game; the PGA Tour, the PGA Championship and the Masters; certain UEFA Champions League games; and certain Ultimate Fighting Championship (“UFC”) events.
CBS Stations.  CBS Stations consists of our 29 owned broadcast television stations, all operating under licenses granted by the Federal Communications Commission (the “FCC”) pursuant to the Communications Act of 1934, as amended (the “Communications Act”). Our stations are located in the five largest, and 15 of the top 20, television markets in the United States (the “U.S.”). We own multiple stations within the same local market area in 10 major markets, including New York, Los Angeles and Dallas. The stations broadcast news, public affairs, sports and other programming to serve their local markets. Local versions of CBS News 24/7 offer local news from certain of our owned stations.
International Free-to-Air Networks.  We operate a number of free-to-air networks around the world: Network 10 in Australia whose brands include 10, 10 Drama and 10 Comedy, and Channel 5, a public service broadcaster in the United Kingdom (the “U.K.”) whose brands include 5, 5 Action, 5 Select, 5Star, 5USA and Milkshake. On October 23, 2025, we completed the sale of Telefe in Argentina, and on January 12, 2026, we completed the sale of Chilevisión in Chile.
Cable
Paramount Media Networks.  Paramount Media Networks connects with global audiences through its iconic brands―CMT, a country music and lifestyle channel; Comedy Central, a comedy brand with a focus on adult animation and late-night programming; Logo, a network dedicated to lifestyle and entertainment programming for LGBTQ+ audiences; MTV, a storied youth entertainment brand home to notable franchises and live events such as the MTV Video Music Awards; Nickelodeon, an entertainment brand for kids and families; Paramount Network, a premier entertainment destination; Paramount+ with SHOWTIME, our premium channel, offering original scripted and unscripted series, movies, documentaries and docuseries and comedy; Pop TV, a pop culture-focused channel; Smithsonian Channel, home of popular genres such as air and space, travel, history, science, nature and culture; and TV Land, a destination for viewers in their 30s and 40s.
BET Media Group.  BET Media Group provides premium entertainment, music, news, digital and public affairs content for Black audiences. BET Media Group serves as a destination for Black expression as well as a gathering place for Black creators, talent and communities. BET Media Group’s multiplatform extensions include BET’s events and experiences business (including the BET Awards) and VH1, a multicultural pop culture destination.
CBS Sports Network.  The CBS Sports Network is CBS Sports’ 24-hour cable channel that provides a diverse slate of sports and related content. The network televises live professional, amateur and college events, including Division I college football, basketball, hockey and lacrosse, and certain domestic and international soccer games. The network also showcases a variety of additional programming, including studio shows, features and documentaries. CBS Sports Network also provides ancillary coverage for CBS Sports relating to major events, such as the NCAA Division I Men’s Basketball Tournament, the Masters and the PGA Championship.

Studios
Our studios produce content across broadcast, cable and streaming in the U.S. and internationally. Our studios include CBS Studios and Paramount Television Studios, which produce series and maintain an extensive library of intellectual property, including global franchises, as well as late-night and daytime programming.
CBS Media Ventures (“CMV”) produces and distributes original series programming across various dayparts and genres, including talk shows, court shows, game shows and newsmagazines, which are licensed on a market-by-market basis to television stations for local broadcast television and streaming. CMV also engages in national advertising and integrated marketing sales for the programming it distributes and serves as the national advertising sales agent for other major syndicators.
Direct-to-Consumer
Our Direct-to-Consumer segment consists of our portfolio of domestic and international pay and free streaming services, including Paramount+, Pluto TV and BET+. Direct-to-Consumer’s revenues are principally comprised of advertising and subscription revenues generated by our streaming services.
Paramount+.  Paramount+, our global on-demand and live subscription streaming service, combines live sports, news and entertainment content. Paramount+ features an expansive catalog of original series, shows and popular movies across every genre from our brands and production studios and from third parties. Domestically, Paramount+ is home to livestreamed CBS Sports programming. Paramount+ also features select live and on-demand matches from a number of domestic and international soccer leagues, including UEFA Champions League, Italy’s Serie A and the National Women’s Soccer League; and UFC and Zuffa Boxing events. Paramount+ enables subscribers to stream local CBS Stations live across the U.S., in addition to CBS News 24/7 and CBS Sports HQ and CBS Sports Golazo Network. Paramount+ is available in two tiers in the U.S.: Paramount+ Premium, our advertising-free (except during livestreamed and other limited content) offering for a subscription fee; and Paramount+ Essential, our advertising-supported offering available for a lower fee that includes the NFL but not livestreamed local CBS Stations.
Pluto TV.  Pluto TV, our global free advertising-supported streaming television (FAST) service, features a broad range of curated live linear channels and on-demand content. Categories span a wide array of genres, including movies, television series, classic television, sports, news and opinion, drama, reality, competition reality, true crime, game shows, comedy, daytime TV, home and food, lifestyle, anime, animals and nature, music, kids and local news.
BET+.  BET+ is a subscription streaming service in the U.S. focused on Black audiences, featuring movies, television, stand-up comedy, award shows and specials. BET+ is home to exclusive original content from leading Black creators. BET+ is available in advertising-free (except during livestreamed and other limited content) and advertising-supported tiers.

Filmed Entertainment
Our Filmed Entertainment segment in 2025 consisted of Paramount Pictures, Skydance’s animation, interactive/games and sports divisions, Paramount Animation, Nickelodeon Studios and Miramax. Filmed Entertainment produces and acquires films, series and short-form content for release and licensing around the world, including in theaters, on streaming services, on television, and through digital and physical home entertainment. Filmed Entertainment’s revenues are generated primarily from the release or distribution of films theatrically and the licensing of film and television content.
Paramount Pictures.  A global producer and distributor of filmed entertainment since 1912, Paramount Pictures is an iconic brand with an extensive library of films, including classics such as Titanic, Forrest Gump and The Godfather, and well-known franchises such as Mission: Impossible and Transformers.
Skydance.  Skydance creates high-quality, event-level entertainment for global audiences through its animation, interactive/games and sports divisions.
Paramount Animation.  Paramount Animation develops and produces franchise and original animated films, including drawing from the Paramount Pictures and Nickelodeon libraries.
Nickelodeon Studios.  Nickelodeon Studios produces animated and live-action series, films and short-form content for kids and families across multiple platforms worldwide.
Miramax.  Miramax, a joint venture with beIN Media Group, is a global film and television studio with an extensive content library. We hold exclusive, long-term rights to distribute Miramax’s library, as well as certain rights to co-produce, co-finance and/or distribute new film and television projects.
We produce and release a variety of films theatrically and also acquire films for distribution from third parties. In some cases, we co-finance and/or co-distribute films with third parties, including other studios, who participate in the financing of the costs of a film or group of films in exchange for an economic participation and a partial copyright interest.
We distribute films in various media worldwide or in select territories and in some cases engage third-party distributors for certain films in certain territories. Domestically, we generally market and distribute our theatrical and home entertainment releases. Internationally, we distribute theatrical releases through our international affiliates or, in certain territories, through United International Pictures, our joint venture with Universal Studios, or various third-party distributors. Home entertainment releases on DVD and Blu-ray discs are distributed worldwide by licensees. We also license films and television shows to a variety of television, streaming and other platforms around the world.
Human Capital Management
We work to create a culture that is welcoming and a workplace where our employees and talent feel supported and have the opportunity to thrive. Our human capital management strategy is intended to address the areas described below.

As of December 31, 2025, we employed approximately 17,600 full- and part-time employees in 30 countries worldwide and had approximately 3,600 project-based staff on our payroll. We also use temporary employees in the ordinary course of business.
Preventing Harassment and Discrimination
We are committed to building a work environment free of harassment and discrimination. We make annual anti-discrimination and anti-harassment training available to all employees. We require employees to report any incidents of harassment or discrimination, and our Employee Relations team oversees all investigations of such complaints.
Employee Attraction, Retention and Training
Through our comprehensive compensation and benefits programs and our range of employee learning opportunities and tuition support and mentoring programs, we strive to recruit and retain top talent and create a high-performance culture.
Health, Safety and Security
The physical and mental well-being of all our workers, including across our productions worldwide, is a top priority. We strive to take a proactive and targeted approach to identifying and mitigating health, safety and security risks. We require risk-appropriate health and safety education throughout the organization, including daily safety meetings for production team members and job- and event-specific safety training for employees where appropriate. We strive to track, report and, as necessary, address safety, health and security incidents across the Company. Beyond the health and safety programs required by law, we offer a variety of mental health resources to support our employees and their families.
Competition
We operate in highly competitive industries and markets and compete for creative talent and intellectual property, as well as for audiences, advertisers and distribution of our content.
We compete with a wide range of media, technology and entertainment companies with substantial resources to produce, acquire and distribute content globally, including broadcast and cable networks, streaming services, film and television studios, production companies, independent producers and syndicators, television stations and television station groups. We compete with other content creators for creative talent, including producers, directors, actors and writers, as well as for rights to new content ideas and intellectual property and the acquisition of popular programming.
We compete for audiences with releases from other film studios, television producers and streaming services, as well as with other forms of entertainment and consumer spending outlets. We compete for audiences and advertising revenues primarily with other television networks; streaming services; social media; websites, apps and other online experiences; radio programming; and print media. Our businesses also face competition from many other entertainment options, including video games, sports and other live entertainment, travel and outdoor recreation.
We compete for distribution of our content. Our TV Media and Direct-to-Consumer businesses compete for distribution of our program services and streaming services (and receipt of related fees) with other television networks, programmers and streaming services. We also compete with other broadcast networks to secure affiliations with independently-owned television stations to ensure the effective distribution of network programming in the U.S. We compete with studios and other producers of entertainment content for distribution on third-party platforms.

For additional information regarding competition, see “Item 1A. Risk Factors—Risks Relating to Our Business and Industry.”
Regulation
Our businesses are subject to and affected by laws and regulations of U.S. federal, state and local governmental authorities, as well as laws and regulations of countries other than the U.S. and pan-national bodies such as the European Union (the “E.U.”). These laws and regulations are constantly subject to change, as are the protections they afford. The discussion below describes certain, but not all, laws and regulations affecting our business. See “Item 1A. Risk Factors—Risks Relating to Legal and Regulatory Matters—Failures to comply with or changes in U.S. or foreign laws or regulations could have an adverse effect on our business, financial condition or results of operations.”
FCC and Similar Regulation
The FCC regulates broadcast television, some aspects of cable network programming, and certain programming delivered by internet protocol in the U.S., pursuant to U.S. federal law, including the Communications Act. Violations of FCC rules may result in substantial monetary fines, the imposition of reporting obligations, limited renewals of broadcast station licenses and, in egregious cases, denial of license renewal or revocation of a license. Our international free-to-air networks are subject to the local rules and regulations of foreign regulators, including the Australian Communications and Media Authority (ACMA) in Australia; and the Office of Communications (Ofcom) in the U.K.
License Renewals, Assignments and Transfers
Each of our owned television stations in the U.S. must be licensed by the FCC. Television broadcast licenses are typically granted for eight-year terms, and we must obtain renewals as they expire to continue operating our stations. The Communications Act requires the FCC to renew a broadcast license if the FCC finds that (1) the station has served the public interest, convenience and necessity; (2) with respect to the station, there have been no serious violations by the licensee of either the Communications Act or FCC rules; and (3) there have been no other violations by the licensee of the Communications Act or FCC rules that, taken together, constitute a pattern of abuse. In addition, the Communications Act requires prior FCC approval for the assignment of a license or transfer of control of an FCC licensee.
Broadcast Ownership Regulation
The Communications Act and FCC rules impose local and national ownership limits on broadcast television stations, as well as ownership limits on certain broadcast networks, in the U.S. For purposes of these rules, “ownership” is defined pursuant to the FCC’s attribution rules. The broadcast ownership rules discussed below are the most relevant to our U.S. operations.
Local Television Ownership
The FCC’s local television ownership rule generally prohibits common ownership of more than two full-power stations in a market.
Dual Network Rule
The dual network rule prohibits any of the four major U.S. broadcast networks—ABC, CBS, FOX and NBC—from combining or being under common control.

Television National Audience Reach Limitation
Under the national television ownership rule, one party may not own television stations that reach more than 39% of all U.S. television households. For purposes of this rule, an ultra high frequency (UHF) station is afforded a “discount” and is therefore attributed with reaching only 50% of the television households in its market.
Foreign Ownership
The Communications Act generally restricts foreign individuals or entities from collectively owning more than 25% of our voting power or equity. FCC approval is required to exceed the 25% threshold. The FCC has approved foreign ownership levels of up to 100% in certain instances, following its review and approval of specific, named foreign individuals.
Broadcast Affiliation
FCC regulations govern various aspects of the agreements between networks and affiliated broadcast stations, including a requirement that television broadcast station licensees retain the right to reject or refuse network programming the licensee reasonably believes is unsatisfactory, unsuitable, or contrary to the public interest or to substitute programming that the licensee reasonably believes to be of greater local or national importance.
Cable and Satellite Carriage of Television Broadcast Stations
The Communications Act and FCC rules govern the retransmission of broadcast television stations by cable system operators, direct broadcast satellite operators, and other MVPDs in the U.S. Pursuant to these regulations, we have elected to negotiate with MVPDs for the right to carry our broadcast television stations via retransmission consent agreements. The Communications Act and FCC rules require that broadcasters and some categories of MVPDs negotiate in good faith for retransmission consent.
Program Regulation
The FCC also regulates the content of broadcast, cable network, and other video programming. The FCC prohibits broadcasters from airing obscene material at any time and indecent or profane material between 6:00 a.m. and 10:00 p.m. Broadcasters must also comply with FCC rules requiring the identification of program sponsors. The FCC’s “news distortion” policy prohibits broadcasters from rigging, staging or distorting the news in a manner deliberately intended to slant or mislead audiences as shown by extrinsic evidence. In addition, the FCC monitors compliance with requirements that apply to broadcasters and cable networks relating to political advertising, and the use and integrity of the Emergency Alert System. FCC rules require closed captioning of nearly all broadcast and/or cable programming, as well as certain programming in the U.S. delivered by internet protocol. Broadcast television stations in certain markets that are affiliated with one of the four major U.S. broadcast networks must also provide a certain amount of programming every quarter that includes audio-narrated description of a program’s key visual elements that make the program accessible to blind and low-vision viewers.
Children’s Programming
Our business is subject to various regulations in the U.S. and abroad applicable to children’s programming. U.S. federal law and FCC rules limit the amount and content of commercial matter that may be shown on broadcast television stations and cable networks during programming designed for children 12 years of age and younger. The FCC also limits the display of certain commercial website addresses during children’s programming. Moreover, each of our broadcast television stations in the U.S. is required to air, in general, three hours per week of programming specifically designed to meet the educational and informational programming needs of children 16 years of age and younger.

Broadcast Transmission Standard
FCC rules permit television broadcasters to voluntarily broadcast using the “Next Generation” broadcast television transmission standard developed by the Advanced Television Systems Committee, Inc., also called “ATSC 3.0.” Full-service television stations using the standard are subject to certain requirements, including the obligation to continue broadcasting a generally identical program stream in the current ATSC 1.0 broadcast standard. The ATSC 3.0 standard can be used to offer better picture quality, improved mobile broadcast viewing, and content protection through Digital Rights Management (DRM) encryption. Consumers may be required to obtain new television sets or other equipment capable of receiving ATSC 3.0 broadcasts. We are participating in ATSC 3.0 partnerships with other broadcasters and may enter into additional partnerships in the future.
Global Data Protection Laws and Privacy Laws
We are subject to a number of data protection and privacy laws in many of the jurisdictions in which we operate, including laws in a number of different U.S. states, the U.K. and the E.U. These laws impact, or may impact, how we collect, use, process, transfer, store and secure personal data. We are also subject to laws and regulations in many jurisdictions specifically intended to protect the interests of children, including the privacy and safety of minors online. See “Item 1A. Risk Factors—Risks Relating to Legal and Regulatory Matters—We are subject to complex, often inconsistent and potentially costly laws, regulations, industry standards and contractual obligations relating to privacy and data protection.”
Intellectual Property
We are fundamentally a content company, and the trademark, copyright, patent and other intellectual property laws that protect our brands, content and related intellectual property are extremely important to us. It is our practice to protect our brands, content and related intellectual property. Notwithstanding these efforts and the legal protections available to combat piracy, infringement of our intellectual property rights presents a significant challenge to our industry. See “Item 1A. Risk Factors—Risks Relating to Intellectual Property—Challenges in protecting and maintaining our intellectual property rights could have an adverse effect on our business, financial condition or results of operations.”
Available Information
We file annual, quarterly and current reports and other information with the SEC. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports filed with or furnished to the SEC pursuant to the Exchange Act are available free of charge on our website at paramount.com (under Investors) as soon as reasonably practicable after such reports are filed with the SEC. These documents are also available on the SEC’s website at sec.gov.
We announce material financial information through SEC filings, press releases, public conference calls and webcasts on our website at paramount.com (under Investors). We may use any of these channels as well as social media and blogs to communicate with investors about our Company. Information we post on our website, social media and blogs may be deemed material. Accordingly, we encourage investors, the media, and others interested in our Company to review the information posted on our website, including the social media channels and blogs listed there.

Item 1A.	Risk Factors.
A wide range of risks may affect our business, financial condition or results of operations, now and in the future. We consider the risks described below to be the most significant. There may be other currently unknown or unpredictable factors that could have adverse effects on our business, financial condition or results of operations.
Risks Relating to Our Business and Industry
If our streaming business is unsuccessful, our business, financial condition or results of operations could be adversely affected.
Streaming is intensely competitive and capital intensive and our streaming business may not be profitable or otherwise successful. Our ability to continue to attract, engage and retain streaming subscribers and active users (together, “users”), as well as generate corresponding subscription and advertising revenues, depends on a number of factors, including our ability to consistently provide appealing and differentiated content that resonates globally, offer a quality experience for selecting and viewing that content, execute a windowing strategy that maximizes service appeal and the value of our content, successfully market our content and services, and make effective choices globally regarding whether we distribute our content and services directly through our owned-and-operated services or through third parties, including through hard bundles, MVPD bundles and channel distributors. Our success will require significant investments to produce original content and acquire the rights to third-party content, including sports, as well as the establishment and maintenance of key content and distribution partnerships. If we are unable to manage costs, maintain such partnerships, or achieve sufficient scale, we may fail to meet our profitability goals.
In addition to attracting new users, we must also meaningfully engage existing users to minimize “churn” and maximize our advertising and subscription revenues. If consumers do not perceive our streaming services to be of value compared to competing services, including because we fail to introduce compelling new content and features, do not maintain competitive pricing, terminate or modify promotional or trial period offerings, change the mix of content in a manner that is unfavorably received, or offer an inferior consumer viewing experience, we may not be able to attract, engage and retain users, and our business, financial condition or results of operations could be adversely affected. If subscribers who receive access to our streaming services through third-party bundles, including through MVPDs, cancel or discontinue their subscriptions, including as a result of selecting an alternative bundle that does not include our services or canceling or discontinuing such bundled service, our business may be adversely affected. The advertising revenues we generate from our advertising-supported streaming offerings may also be affected by fluctuations in user engagement. If we are unable to attract, engage and retain users and offset the loss of users who cancel or stop engaging with our streaming services, our business, financial condition or results of operations could be adversely affected.
Our advertising revenues have been and may continue to be adversely impacted by several factors, including changes in consumer behavior and advertising market conditions.
We generate substantial revenues from the sale of advertising, and a decline in advertising revenues has had, and could continue to have, an adverse effect on our business, financial condition or results of operations.
The evolution of consumer preferences toward streaming and other digital services, and the increasing number of entertainment choices available to consumers, have intensified audience fragmentation and reduced viewership through traditional linear distribution models, which has caused and may continue to cause ratings and viewership declines for our television networks. This evolution has also given rise to new ways of purchasing advertising, as well as a general shift in total advertising expenditures toward streaming and digital, some of which may not be as beneficial to us as traditional advertising models. In addition, an increase in the number of advertising-supported streaming offerings has intensified, and may continue to intensify, competition for viewers and advertising. There can be no assurance we can successfully navigate the evolving streaming and digital advertising market or that the advertising revenues we generate in that market will offset declines in advertising revenues from our traditional linear business.
Our advertising business is sensitive to general macroeconomic conditions as well as the economic prospects and spending priorities of specific advertisers or industries. Our ability to generate advertising revenues also depends on demand for our content, the viewers in our targeted demographics, advertising rates, targeting capabilities, results observed by advertisers, the perceived effectiveness of our advertising offerings and alternative advertising options. Natural and other disasters, pandemics, acts of terrorism, political uncertainty or hostilities could also lead to a reduction in domestic and international advertising expenditures as a result of disrupted programming and services and economic uncertainty.
Major sports events, such as the Super Bowl and the NCAA Division I Men’s Basketball Tournament, and state, congressional and presidential election cycles, may cause our advertising revenues to vary substantially from year to year. Political advertising expenditures are impacted by the ability and willingness of candidates and political action campaigns to spend funds on advertising, the competitive nature of the elections affecting viewers in markets featuring our content and the timing of election cycles.
Advertising sales are also largely dependent on audience measurement and could be negatively affected if measurement methodologies do not accurately reflect viewership levels. In addition, if advertising buyers require the use of specific television measurement solutions, our inability to reach or maintain agreements with the providers of such solutions may negatively impact our advertising revenues. The industry is currently transitioning to a multiplatform measurement environment in an effort to more completely measure viewership and advertising across linear, streaming and digital, but has not yet established a consistent methodology for such measurement. Currently, the primary measurement technique used in our television advertising sales does not fully measure viewership across streaming and digital platforms. We measure and monetize across our streaming services using census-based advertising-server data to establish the number of impressions served, combined with third-party data providing demographic composition estimates. Multiplatform campaign verification is still not measured by any one consistently applied method. While we expect innovation and standards around multiplatform measurement to benefit us as the advertising market continues to evolve, we are nevertheless partially dependent on third parties to deliver those solutions.
Our ability to generate advertising revenues can also be impacted, and in certain circumstances has already been impacted, by an increasing number of global laws and regulations, including limitations on how we deliver to, target or measure audiences. In addition, regulatory actions that restrict how certain industries may advertise their products can reduce demand for advertising inventory and adversely affect our advertising revenues. See “—Risks Relating to Legal and Regulatory Matters—We are subject to complex, often inconsistent and potentially costly laws, regulations, industry standards and contractual obligations relating to privacy and data protection.”
We operate in highly competitive and dynamic industries and our business, financial condition or results of operations could be adversely affected if we do not compete effectively.
We face substantial and increasing competition to attract creative talent, to produce and acquire the rights to high-quality content, acquire, engage and retain audiences and users, and distribute our content and services across a range of third-party platforms. Competition for talent, content, audiences, subscribers, service providers, advertising, production infrastructure and distribution is intense and comes from other television networks and stations, streaming services (including those that provide pirated content), social media, content studios, independent content producers and distributors, consumer product companies and other entertainment outlets and platforms, as well as from “second screen” applications.
Our competitors include companies with interests across multiple media and entertainment businesses that are often vertically integrated, as well as companies in adjacent sectors with significant financial, marketing and other resources, greater efficiencies of scale, fewer regulatory constraints and more competitive pricing. In addition, faster or more effective deployment of evolving technologies by our competitors, including generative artificial intelligence and other machine‑learning tools (“AI Technologies”), could put us at a competitive disadvantage. Our competitors may also consolidate or enter into business combinations or alliances that strengthen their competitive position. We also rely on third-party platforms with which we compete to make our content available to users, and if these third parties are unwilling to continue to distribute our content or do so on terms favorable to us, our business, financial condition or results of operations could be adversely affected.
These increased competitive pressures have resulted in, and may continue to result in, increased costs, including with respect to talent and intellectual property rights. We invest significant resources to produce, market and distribute original content. We also acquire content and ancillary rights and pay related rights fees (including for sports and music rights), license fees, royalties and/or contingent compensation. If these competitive pressures continue to increase, we may not be able to produce or acquire content in a cost-effective manner. We may be outbid by competitors for the rights to new, popular content or in connection with the renewals of popular rights we currently hold.
This competition could result in a decrease in audiences and users, lower ratings and advertising revenues, lower affiliate and other revenues, and increased content and promotional costs, which could negatively affect our ability to generate revenues and profitability. If we are not able to compete successfully in the future against existing or new competitors, it could have an adverse effect on our business, financial condition or results of operations.
The unpredictable and constantly shifting nature of consumer behavior, as well as evolving technologies and distribution models, have affected, and could continue to adversely affect, our business, financial condition or results of operations.
Our success depends on our ability to anticipate and adapt to shifting content consumption patterns, evolving technologies and distribution models.
Our ability to maintain attractive brands and to create, distribute and/or license popular content is key to our success and ability to generate revenues. The revenues we generate primarily depend on our ability to consistently anticipate and satisfy consumer tastes and expectations in the U.S. and internationally. Consumer tastes and behavior change frequently, and it is a challenge to anticipate what will resonate with audiences at any given time. The popularity of our original and acquired content is affected by our ability to target key audiences; the quality and attractiveness of competing content; and the availability and popularity of alternative forms of entertainment and leisure activities, general economic conditions and other tangible and intangible factors, all of which can be unpredictable. Declines in the popularity of our content, including sports for which we have acquired rights, could have an adverse effect on our business, financial condition or results of operations.
Evolving technologies, including AI Technologies, and distribution models, as well as the overall size of the entertainment and content market, affect demand for our content; how our content is generated, distributed and consumed; the sources and nature of competing offerings; and advertisers’ options for reaching target audiences, any of which can affect the predictability of our revenues and profitability. These developments have impacted certain traditional distribution models, including ones we have historically relied upon, as demonstrated by industrywide declines in broadcast and cable ratings, declines in cable subscribers, the development of alternative distribution platforms for broadcast and cable content and reduced theatergoing. Declines in linear viewership are expected to continue and may accelerate, which could adversely affect our advertising and affiliate revenues.
Shifts in consumer behavior may also be exacerbated by events outside our control, including prolonged disruptions to our ability to create content caused by global events such as pandemics or industry-wide labor actions similar to what we experienced in 2023 with the Writers Guild of America (“WGA”) and the Screen Actors Guild-American Federation of Television and Radio Artists (“SAG-AFTRA”) strikes.
To respond to these developments, we regularly evaluate and adopt new technologies and business strategies, including our increased investment in streaming. However, we may not successfully anticipate or respond to these developments and may experience disruption as we respond to such developments. Further, the new technologies or business models we develop may not be as successful or profitable as historical or existing ones.

Decisions to invest in new businesses, products, services and technologies, and the evolution of our business strategy, could adversely affect our business, financial condition or results of operations.
To effectively respond to market and consumer changes, we have made, and expect to continue to make, changes to our business strategy that are subject to execution risk, and they may not produce anticipated benefits. As part of the evolution of our business strategy, we have invested in or otherwise implemented, and expect to continue to invest in or implement, new businesses, products, services, technologies and other strategic initiatives, including through tender offers, mergers, acquisitions, strategic partnerships and investments, as well as through restructurings, cost savings and other transformation initiatives such as workforce reductions, new enterprise solutions and changes to our reporting structure and segments. These changes may involve significant risks and uncertainties, including: difficulty integrating acquired businesses and technologies; failure to realize anticipated benefits; unanticipated expenses and liabilities; disruption to our business and operations; diversion of management attention; difficulty managing operations; the loss or inability to retain key employees and creative talent; challenges to or loss of relationships with users, audiences, advertisers, suppliers, distributors and licensors; legal and regulatory limitations; and insufficient revenues from such investments to offset new liabilities and expenses. Integrating or replacing legacy systems with new technologies may also present operational challenges. Many of these factors are outside our control, and because new investments are inherently risky, and the anticipated benefits or value of these investments may not materialize, such investments and other strategic initiatives may adversely affect our business, financial condition or results of operations.
The loss of affiliation and distribution agreements, renewals on less favorable terms or adverse interpretations thereof could have an adverse effect on our business, financial condition or results of operations.
A significant portion of our revenue is attributable to agreements with a limited number of distributors. There can be no assurance these agreements will be renewed, or renewed on favorable terms, including terms related to pricing, programming tiers and the types of rights we grant distributors. The loss of existing packaging, positioning, pricing or other opportunities and the loss of carriage (including service blackouts) or the failure to renew or any delay in renewing our agreements with distributors, or the renewal of such agreements on less favorable terms, could reduce the distribution of our content, decrease the potential audience for our content and negatively affect our growth prospects, affiliate fees and advertising revenues, and our reputation with viewers. The CBS Network provides affiliated television stations regularly scheduled programming in return for the insertion of network commercials and payment of reverse compensation. The loss of such station affiliation agreements, or renewals on less favorable terms, would reduce the reach of our programming and therefore our appeal to advertisers, adversely affecting our results of operations.
Consolidation and vertical integration among distributors in the cable and broadcast network businesses has provided more leverage to these distributors and could adversely affect our ability to maintain or obtain distribution for our network programming or distribution and/or marketing of our subscription services on favorable or commercially reasonable terms, or at all. Consolidation among television station group owners could similarly increase their leverage. Competitive pressures faced by MVPDs, particularly in light of evolving consumer consumption patterns and new distribution models, could adversely affect the terms of our renewals with MVPDs. In addition, MVPDs continue to develop alternative offerings, and if these offerings exclude our content and gain widespread acceptance, we could experience a decline in affiliate revenues.
Our revenues also depend on the compliance of major distributors with the terms of our affiliation or distribution agreements. As these agreements have grown in complexity, disputes regarding their interpretation and validity have increased, resulting in greater uncertainty and, at times, litigation over rights and obligations. Some of our distribution agreements contain “most favored nation” (“MFN”) clauses, which provide that if we enter into an agreement with a distributor and such agreement includes terms that are more favorable than those held by a distributor holding an MFN right, we must offer some of those terms to the distributor holding the MFN right. Disagreements with a distributor on the interpretation or validity of an agreement could adversely impact our affiliate and advertising revenues, as well as our relationship with that distributor.

Damage to our reputation or brands could adversely affect our business, financial condition or results of operations.
Our reputation and globally recognized brands are critical to our success. Our reputation depends on a number of factors, including the quality of our content, services and other offerings, the level of trust we maintain with our consumers and our ability to innovate and adapt to changing expectations. Because our brands engage consumers across our businesses, damage to our reputation or brands in one business may have an impact on our others and, because some of our brands are recognized around the world, brand damage may not be locally contained. Our reputation and brands may be harmed by significant negative claims or publicity regarding Paramount or its business decisions, operations, practices, content, products, social responsibility and culture, management, employees, business partners and individuals associated with the content we create or license, even if such claims are untrue. Our ability to adequately prepare for or respond to such claims or publicity may be limited, particularly given the speed and reach of social media, which can amplify actual or perceived incidents before we have an opportunity to investigate or respond meaningfully. Damage to our reputation or brands could negatively impact sales, viewership, user engagement, business opportunities, profitability, talent retention and recruitment, and the price of our Class B Common Stock.
Losses due to asset impairment charges for goodwill, content and long-lived assets, including finite-lived intangible assets, could have an adverse effect on our business, financial condition or results of operations.
Certain events and circumstances can result in a decline in the values of our reporting units, content, or asset groups containing our finite-lived intangible assets, which could result in noncash impairment charges. Deterioration of market conditions, increases in interest rates and/or unfavorable impacts to the projections used in goodwill and long-lived asset impairment tests (including from changes in consumer behavior, a decrease in audience acceptance of our content and platforms and delays or difficulties in achieving our profitability goals for our streaming services), could result in a downward revision in the estimated fair value of our reporting units or long-lived assets, which could result in a noncash impairment charge. In 2024, Paramount Global recorded programming charges totaling $1.12 billion as a result of major strategic changes in its content strategy that led to the removal of significant levels of content from our platforms, the abandonment of development projects and the termination of certain programming agreements. Future strategic changes could result in further programming charges. Any such impairment charge for goodwill, programming, and/or long-lived assets could have a material adverse effect on our reported net earnings.
Our liabilities related to discontinued operations and former businesses could adversely affect our business, financial condition or results of operations.
We have both recognized and potential liabilities and costs related to discontinued operations and former businesses, certain of which are unrelated to our existing business, including leases, guarantees, environmental liabilities, liabilities related to the pensions and medical expenses of retirees, asbestos liabilities, contractual disputes and other pending and threatened litigation. There can be no assurance our accruals for these matters are sufficient to cover these liabilities, individually or in the aggregate, if and/or when they become due. Therefore, these liabilities could have an adverse effect on our business, financial condition or results of operations.
Increasing scrutiny of, and evolving expectations for, sustainability initiatives could increase costs, harm our reputation or otherwise adversely impact our business, financial condition or results of operations.
A number of disclosure requirements relating to sustainability matters have taken effect or are expected to take effect in the next several years in the U.S. and Europe, including the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act in California, the E.U.’s Corporate Sustainability Reporting Directive (CSRD). While the full costs and operational impacts of compliance are not yet known, noncompliance with these or other applicable laws and regulations could result in financial, operational and reputational risks. At the same time, there has been an increase in proposed or enacted “anti-ESG” and “anti-DEI” legislation, regulation, policies, enforcement priorities, litigation, directives, initiatives and legal opinions. Conflicting regulations and requirements and a lack of harmonization of legal and regulatory environments across the jurisdictions in which we operate may create enhanced compliance risks and costs.
We have also faced, and may continue to face, increasing scrutiny from our consumers, advertisers, distributors, suppliers, licensors, creative talent, employees and other stakeholders relating to the appropriate role of sustainability-related practices and disclosures. If we fail—or are perceived to fail—to achieve or properly report on our progress toward achieving voluntary goals we have set out, or if our goals are not perceived as being sufficiently robust, our business, brand or reputation may be negatively impacted and subject to additional investor or regulatory scrutiny. Furthermore, some market participants, including major institutional investors and providers of debt and equity financing, may also consider our performance in these areas and the ratings of third-party benchmarks or scores (which we have limited ability to influence) in their decisions involving our Company, which could impact our cost of capital and adversely affect our business, financial condition or results of operations. These opposing views may also be adopted by our investors.
Risks Relating to Business Continuity, Cybersecurity and Privacy and Data Protection
Disruptions or failures of, or attacks on, our or our service providers’ networks, information systems and other technologies could result in the disclosure of business or personal information, disruption of our businesses, damage to our brands and reputation, and legal exposure and financial losses.
Cloud services, networks, software, information systems and other technologies we use or that are used by our third-party service providers and our product suppliers (“Providers”), including technology systems used by us and our Providers in connection with the production and distribution of our content and that otherwise perform important functions (“Systems”), are critical to our business activities. These Systems have experienced, and are expected to continue to experience, cybersecurity attacks intended to disrupt our services and operations, exfiltrate, corrupt or prevent our access to and/or use of our data, proprietary information or intellectual property, or exfiltrate or corrupt the personal and other information of third parties, employees, contractors and customers. Shutdowns, disruptions and attacks on our or our Providers’ Systems pose increasing risks to our business and may be caused by third-party hacking; dissemination of computer viruses, worms, malware, ransomware and other destructive or disruptive software; denial-of-service attacks and other bad acts; human error; and power outages, natural disasters, extreme weather, terrorist attacks or other similar events. Shutdowns, disruptions and attacks could have an adverse impact on us, our business partners, advertisers and other Providers, employees, consumers of our content, including degradation or disruption of service, loss of data or intellectual property, and damage to equipment and data. Steps we or our Providers take to enhance, improve or upgrade Systems may not be sufficient to avoid shutdowns, disruptions and attacks. In addition, the rapid global advancement of AI Technologies may also heighten our risks by making cyberattacks more difficult to detect, contain, and mitigate. Significant events could result in a disruption of our operations and reduction of our revenues, the loss of or damage to intellectual property, the loss of or damage to the integrity of data used by management to make decisions and operate our businesses, viewer or advertiser dissatisfaction or a loss of viewers or advertisers, and damage to our reputation or brands. In addition, our recovery and business continuity plans may prove inadequate to address any such disruption, failure or cybersecurity attack. We are subject to risks caused by the misappropriation, misuse, falsification or intentional or accidental release or loss of business or personal data or content maintained in our or our Providers’ Systems, including proprietary and personal information of third parties, employees and users of our online, mobile and app offerings, business information, including intellectual property, or other confidential information. Outside parties may attempt to penetrate our or our Providers’ Systems, or fraudulently induce or impersonate employees, business partners or users of our online, mobile and app offerings to disclose sensitive or confidential information, to gain access to our proprietary data or the data of our users, employees or contractors, our content or other intellectual property. The number and sophistication of attempted and successful phishing, information security breaches or disruptive ransomware or denial-of-service attacks have increased significantly in recent years, and because of our prominence or the prominence of our content, we and/or our Providers may be a particularly attractive target. Because the techniques used to obtain unauthorized access to, or disable, degrade or sabotage, networks and Systems change frequently, we or our Providers may be unable to anticipate these techniques, implement adequate security measures or remediate flaws or detect intrusions on a timely or effective basis. We also rely on proprietary and third-party technologies to optimize operations across certain areas of our business. The use of these technologies may lead to unintentional disclosure of sensitive, confidential, proprietary or personal information of ours and of our employees or customers. Such technologies may be subject to manipulation or prone to error from data or manipulation outside our direct control. We operate an information security program to identify and mitigate cybersecurity risk. Despite our efforts, the risk of unauthorized access, modification, exfiltration, destruction or denial of access with respect to our data, the data of our customers and employees or our Systems and other cybersecurity attacks cannot be eliminated entirely, and the risks associated with a potential incident remain. If a breach or perceived breach of our Systems or those of our Providers occurs, the perception of the effectiveness of our security measures could be harmed, we could lose consumers, revenues, advertisers and other business partners, and users of our online, mobile and app offerings; our reputation, brands, credibility and the overall attractiveness of our offerings could be damaged; and we could be required to expend significant amounts of money and other resources to repair, replace or recover such Systems. We could also be subject to actions by regulatory authorities and claims asserted in private litigation. The costs relating to any data breach could be material, and we may not have adequate insurance coverage to compensate us for any losses associated with such events.
Risks Relating to Intellectual Property
Challenges in protecting and maintaining our intellectual property rights could have an adverse effect on our business, financial condition or results of operations.
Our success depends in part on our ability to maintain and monetize our intellectual property rights. We are fundamentally a content company and infringement of our content adversely affects the value of our content. Copyright infringement is particularly prevalent in many parts of the world that lack effective laws and technical protection measures similar to those in the U.S. and Europe or lack effective enforcement of such measures, or both. Such foreign copyright infringement can also create a supply of pirated content for major markets. The interpretation of copyright, trademark and other intellectual property laws as applied to our content, and our infringement-detection and enforcement efforts, remain in flux, and some methods of enforcement have encountered political or commercial opposition. The failure to appropriately enforce and/or the weakening of existing intellectual property laws could make it more difficult for us to adequately protect and monetize our intellectual property and thus negatively affect its value. Copyright infringement is made easier by the wide availability of higher bandwidth and reduced storage costs, as well as tools that undermine encryption and other security features and enable infringers to disguise their identities online. We and our production and distribution partners operate various technology systems in connection with the production and distribution of our programming and films, and intentional or unintentional acts could result in unauthorized access to our content. The continuing proliferation of digital formats and technologies heightens this risk. Internet-connected televisions, set-top boxes and mobile devices are ubiquitous, and many can support illegal retransmission platforms, illicit video-on-demand or streaming services and preloaded hardware, providing more accessible, versatile and legitimate-looking environments for consuming unlicensed film and television content. Unauthorized access to our content could result in the premature release of films, television programs or other content as well as a reduction in demand for authorized content, which would likely have adverse effects on the value of the affected content and our ability to monetize it. The legal landscape continues to evolve with respect to the development and increased prevalence of certain new technologies, including AI Technologies. As a consequence, we face uncertainty with respect to our ability to protect our intellectual property and brands from unauthorized use, misappropriation, and infringement utilizing such technologies, and an increased risk of being subjected to claims brought by third-party rights owners with respect thereto. Copyright infringement reduces the revenue we are able to generate from the legitimate sale and distribution of our content, undermines lawful distribution channels, reduces the public’s and some affiliate partners’ perceived value of our content and inhibits our ability to recoup or profit from the costs incurred to create such content. We are actively engaged in enforcement and other activities to protect our intellectual property, and it is likely we will continue to expend resources in connection with these initiatives. Efforts to prevent the unauthorized reproduction, distribution and exhibition of our content may affect our profitability and may not be successful in preventing harm to our business. We also face risks arising from disputes over the validity, enforceability or scope of our intellectual property rights, and successful challenges to these rights could result in increased costs or reduced revenues. In addition, we are on occasion subject to claims that we are infringing third-party rights. For example, our streaming platforms and technology are subject to patent infringement litigation and other claims seeking both damages and injunctive relief. The outcome of these matters could adversely affect our business, financial condition or operating results.
Risks Relating to Macroeconomic and Political Conditions
Economic and political conditions in the U.S. and around the world could have an adverse effect on our business, financial condition or results of operations.
Our businesses operate and have audiences, customers and partners worldwide. Accordingly, economic conditions in the U.S. and around the world affect various aspects of our business. The global financial markets have experienced significant recent volatility, marked by declining economic growth, diminished liquidity and availability of credit, declines in consumer confidence, significant concerns about persistently high inflation and uncertainty about economic stability. The global financial markets have also been adversely affected by geopolitical events. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Volatility and weakness in the capital markets, the tightening of credit markets or additional decreases in our debt ratings could adversely affect our ability to obtain cost-effective financing. Inflationary pressures in the U.S. over the past several years have raised our costs for labor and services and other costs required to operate our business. Economic conditions in each market can impact our audience’s discretionary spending and, in turn, their willingness to pay for our content. Economic conditions in each market can also impact the businesses of our advertising partners, potentially causing them to reduce spending or increase payment cycles. In addition, foreign currency fluctuations have impacted, and may continue to impact, revenues and expenses of our international operations and expose us to exchange rate risk. Our revenues may also be affected by political conditions in the U.S. such as changes in government leadership and shifts in policy priorities at the federal, state and local levels. Political risks inherent in conducting a global business include retaliatory actions by governments in response to U.S. or foreign policy changes, including trade negotiations and tariffs, as well as changes in the availability, scope or conditions of production-related tax credits, incentives or other similar benefits; issues related to the presence of corruption in certain markets and enforcement of anticorruption laws and regulations; increased risk of political instability in some markets as well as conflict and sanctions preventing us from accessing those markets; changes in trade and immigration policies; nuclear tensions; wars, terrorism or other hostilities; and other political or economic uncertainties. These economic and political risks could create instability in any of the markets where our businesses generate revenues, which could result in a reduction of revenues or loss of investment that adversely affects our business, financial condition or results of operations.
Risks Relating to Legal and Regulatory Matters
Failures to comply with or changes in U.S. or foreign laws or regulations could have an adverse effect on our business, financial condition or results of operations.
We are subject to a wide range of laws and regulations in the U.S. and in the foreign jurisdictions in which we or our partners operate, including laws and regulations relating to intellectual property, advertising and content regulation, consumer protection, privacy, data protection, cybersecurity, anticorruption, repatriation of profits, tax regimes, quotas, tariffs or other trade barriers, currency exchange controls, operating license and permit requirements, restrictions on foreign ownership or investment, anticompetitive conduct, and export and market access restrictions. The broadcast and cable industries in the U.S. are highly regulated by federal laws and regulations issued and administered by various federal agencies. For example, we are required to obtain licenses from the FCC to operate our television stations and periodically renew them, and it cannot be assured that the FCC will approve our future renewal applications or that the renewals will be for full terms or will not include conditions or qualifications. The nonrenewal, or renewal with substantial conditions or modifications, of one or more of our licenses could have an adverse effect on our business, financial condition or results of operations. We must also comply with various FCC limits on the ownership of our television stations, which could restrict our ability to consummate future transactions and in certain circumstances could require us to divest some television stations, and on the operation of both our television stations and the CBS Network in the U.S. In addition, there has been consideration from time to time as to whether virtual MVPDs should be considered MVPDs as defined and regulated by the FCC. Our business could be adversely affected by new laws and regulations, changes in existing laws, changes in the interpretation or enforcement of existing laws by courts and regulators, and the threat that additional laws or regulations may be forthcoming, as well as our ability to enforce our legal rights. Laws and regulations governing new technologies, including AI Technologies, remain unsettled and are an area of increasing regulatory focus, and legal and regulatory developments in this area could also impact our business. Changes in the legal or regulatory landscape could require us to change or limit certain of our business practices, which could impact our ability to generate revenues. We could also incur substantial costs to comply with new and existing laws and regulations, or face substantial fines and penalties or other liabilities, or be subjected to increased scrutiny from regulators and stakeholders, if we fail to comply with such laws and regulations.
We are subject to complex, often inconsistent and potentially costly laws, regulations, industry standards and contractual obligations relating to privacy and data protection.
We are subject to laws, regulations, industry standards and contractual obligations in the U.S. and in other countries relating to privacy and the collection, use, processing, transfer, storage and security of personal data. In the E.U., for example, we are subject to the European Union General Data Protection Regulation (“E.U. GDPR”) and in the U.K., to the U.K. General Data Protection Regulation and Data Protection Act 2018 (“U.K. GDPR,” and together with E.U. GDPR, “GDPR”), which mandate data protection compliance obligations and authorize significant fines for noncompliance, requiring extensive compliance resources and efforts on our part. Further, several other jurisdictions where we do business have enacted, amended or are considering new data protection regulations that may impact our business activities. In the U.S., numerous states have passed comprehensive data privacy laws. These laws mandate a host of obligations for businesses regarding how they handle personal information and provide new and expansive rights to the residents of these states. In 2025, comprehensive privacy laws in the U.S. and internationally were amended to, among other things, expand the threshold for the scope of those laws, expand protections for children and teens, enhance protection for health-related personal data and expand the definition of personal information. Other data privacy laws, such as health data privacy laws, may also have an impact on our business, especially with regard to some of our digital advertising offerings to advertisers in the health and wellness industries. Enforcement of privacy laws has continued to increase, with focus on contractual provisions, the effective operation of consent and opt-out tools and signals (including cookie consents), adequate transparency of privacy practices, and the proper processing of sensitive personal information. In addition, existing and amended U.S., state and international data protection laws may impose stringent obligations to notify impacted individuals and regulators in the event of unauthorized access, loss, or exposure of personal information often within tight statutory deadlines to report. We are also subject to laws and regulations in the U.S. and in other jurisdictions around the world that are intended specifically to protect the interests of children and the online safety and privacy of minors, such as, in the U.S., the federal Children’s Online Privacy Protection Act, as amended (“COPPA”), and various evolving and newly enacted state laws, including comprehensive privacy laws and laws specifically directed to the protection of children online. In the U.S., the Federal Trade Commission issued an update to its Rule under COPPA, imposing several new obligations on operators of online services. Many states have also passed various additional protections for minors limiting the data that can be collected from or about minors and limiting or prohibiting altogether behavioral or targeted advertising to minors. Further, in the E.U. and the U.K., we are subject to the GDPR, as well as codes of conduct and rules relating to the design of digital products and services likely to be accessed by children, including the U.K.’s Age Appropriate Design Code and other guidance documents issued in France, Ireland, the Netherlands, Spain, Sweden and other jurisdictions. As a result, we have been required to limit some functionality on digital properties and may be limited relative to our ability to leverage new media with respect to children’s programming or services. Such regulations also restrict the types of advertising we are able to sell on these digital properties and how we perform measurement for advertising purposes and impose strict liability on us for certain of our actions, as well as certain actions of our advertisers and other third parties, which could affect advertising demand and pricing. Although we strive to comply with privacy and data protection laws, regulations, industry standards and contractual obligations, these requirements are continuously evolving and may be modified, interpreted, and applied in an inconsistent manner from one jurisdiction to another and may conflict with one another or other legal obligations with which we must comply, which raises both costs of compliance and the likelihood that we will fail to satisfy all of our legal requirements. Any actual or perceived noncompliance could result in regulatory investigations and enforcement, investigation and remediation costs, significant monetary fines, breaches of contractual obligations, private litigation or harm to our reputation and market position.
Changes and uncertainties with respect to taxes in the jurisdictions in which we operate may have an adverse effect on our business, financial condition or results of operations.
We and our subsidiaries conduct business globally and are subject to tax in multiple U.S. federal, state and local and non-U.S. jurisdictions. Our tax position could be materially adversely affected by several factors, including: new or changing tax laws both domestically and internationally, including regulations and treaties, or the interpretation thereof, tax policy initiatives and reforms under consideration by the international community (such as those related to the Organization for Economic Co-operation and Development’s Base Erosion and Profit Shifting Project, the European Commission’s state aid investigations and other initiatives), the practices of tax authorities in jurisdictions in which we operate (including changes in the availability, scope or conditions of production-related tax credits, incentives or other similar benefits), and the resolution of issues arising from tax audits, examinations or assessments and any related interest or penalties. We are currently unable to predict whether such changes or events will occur and, if so, the ultimate impact on our business. To the extent that any such changes or events negatively impact us, including as a result of related uncertainty, our business, financial condition or results of operations may be adversely impacted.
Risks Relating to Human Capital
The inability to hire or retain key employees or secure creative talent could adversely affect our business, financial condition or results of operations.
Our business depends on the continued efforts, abilities and expertise of our executives and other employees and the creative talent with whom we work. We compete for executives in highly specialized and rapidly evolving industries and our ability to attract, retain and engage such individuals may be impacted by our reputation; workplace culture; restructurings, cost savings and other transformation initiatives, including workforce reductions; the training, development, compensation and benefits we provide; our commitment to effectively managing executive succession; and our efforts with respect to inclusion and sustainability matters. We also employ or contract with entertainment personalities with loyal audiences and produce films and other content with highly regarded directors, producers, writers, actors and other creative talent in highly competitive markets. These individuals are important to attracting viewers and to the success of our content, and our ability to attract and retain them may also be impacted by our reputation, culture, inclusion and sustainability efforts. There can be no assurance these individuals will remain with us or maintain their current appeal, or that the costs associated with retaining them or new talent will be reasonable. If we fail to retain or attract new key employees or creative talent, our business, financial condition or results of operations could be adversely affected.
Labor disputes could disrupt our operations and adversely affect our business, financial condition or results of operations.
We and our business partners engage the services of writers, directors, actors, musicians and other creative talent, production crew members, trade employees, professional athletes and others who are subject to collective bargaining agreements. Any labor dispute may disrupt our operations and cause production delays, which could increase our costs and have an adverse effect on our business, financial condition or results of operations. In 2023, for example, the WGA and SAG-AFTRA commenced industry-wide strikes following the expiration of their collective bargaining agreements with the Alliance of Motion Picture and Television Producers (“AMPTP”), which negotiates with the guilds on behalf of certain content producers. These strikes resulted in months-long shutdowns in television and film production, with effects that have extended beyond the work stoppages. Upcoming negotiations with other unions could lead to further work stoppages. For example, the AMPTP’s agreement with the WGA expires in May 2026, while its agreements with both the Directors Guild of America and SAG-AFTRA expire in June 2026. In addition, the U.S. has in recent years experienced a surge in labor activity, including unionization and strikes. There can be no assurance we will renew collective bargaining agreements on favorable terms or avoid work stoppages.
Risks Relating to the Transactions
Combining Paramount Global’s and Skydance’s businesses may be more difficult, time-consuming or costly than expected and the actual benefits of the combination may be less than expected, either or both of which may adversely affect our future results.
We may not be able to integrate Paramount Global’s and Skydance’s businesses in a manner that facilitates growth opportunities and achieves certain cost savings, operating synergies and revenue growth trends identified by each company without adversely affecting current revenues or investments in future growth.
The combination of two independent businesses is complex, costly and time-consuming and may divert significant management attention and resources toward integration planning at the expense of Paramount Global’s and Skydance’s ordinary-course business practices and operations. This process also may disrupt their businesses. Paramount Global and Skydance operated as independent businesses until the completion of the Transactions. Now that the Transactions are complete, our management may face significant challenges in integrating the technologies, organizations, systems, procedures, policies and operations, as well as addressing the different business cultures at Paramount Global and Skydance, managing the increased scale and scope of the combined business, identifying and eliminating duplicative programs, and retaining key personnel. Failure to meet the challenges involved in combining the businesses and to realize the anticipated benefits of the Transactions could adversely affect our business, financial condition or results of operations. The combination of Paramount Global’s and Skydance’s businesses may also result in material unanticipated problems, expenses, liabilities, competitive responses, and loss of customer and other business relationships or strategic partnerships, including:
•the diversion of management attention to integration matters and/or litigation matters brought against the companies;
•difficulties in integrating operations and systems, including intellectual property and communications systems, administrative and information technology infrastructure and financial reporting and internal control systems;
•challenges in conforming business cultures, standards, controls, procedures and accounting and other policies between the two companies;
•difficulties in integrating employees and compensation structures, and attracting and retaining key personnel, including talent;
•challenges in retaining existing, and obtaining new customers, viewers, suppliers, distributors, licensors, lessors, employees, business associates and others, including material content providers, writers, producers, directors, actors and other talent, and advertisers;
•difficulties in achieving anticipated cost savings, synergies, business opportunities, financing plans and growth prospects from the combination;
•difficulties in managing the expanded operations of a larger and more complex company;
•challenges in continuing to develop valuable and widely accepted content and technologies;
•contingent liabilities that are larger than expected; and
•potential unknown liabilities, adverse consequences and unforeseen increased expenses associated with the Transactions.

Many of these factors are outside our control and any one of them could result in lower revenues, higher costs and diversion of management time and energy, which could materially and adversely impact our business, financial condition or results of operations. In addition, even if the operations of the businesses are integrated successfully, the full benefits of the Transactions may not be realized or may take longer to realize than currently expected, including, among others, the anticipated synergies, cost savings or growth opportunities. These benefits may not be achieved within the anticipated time frame or at all. Further, additional unanticipated costs may be incurred in the integration of the businesses. All of these factors could cause dilution to the earnings per share of our Class B Common Stock, decrease or delay the projected benefits of the Transactions, and negatively impact the price of our Class B Common Stock following the Transactions. As a result, no assurances can be provided that the combination will result in the realization of the full benefits expected from the Transactions within the anticipated time frames or at all.
Several lawsuits have been filed in connection with the Transactions and additional lawsuits may be filed in the future challenging the Transactions. An adverse ruling in any such lawsuit could result in substantial costs and otherwise adversely affect our business, financial condition or results of operations.
Several lawsuits have been filed in connection with the Transactions and additional lawsuits may be filed in the future challenging the Transactions. These matters could subject us to significant defense costs and potential liability, regardless of the merits of the underlying claims. We cannot predict the outcome, timing or ultimate impact of these matters, and any adverse development—whether through an unfavorable judgment, settlement, discovery ruling, or additional litigation or regulatory inquiries—could result in substantial costs and divert management attention, and may delay, impede, or otherwise adversely affect our business, financial condition and results of operations. Even the continued existence of these proceedings, and any future proceedings or demands that may be brought, could create uncertainty, affect our access to capital, and negatively impact the market price and volatility of our securities. See “Item 3. Legal Proceedings” for additional information regarding these proceedings.
Risks Relating to Ownership of Our Common Stock
We have experienced, and may continue to experience, volatility in the price of our Class B Common Stock.
We have experienced, and may continue to experience, volatility in the price of our Class B Common Stock. Various factors have impacted, and may continue to impact, the price of our Class B Common Stock, including variations in our operating results; changes in our estimates, guidance or business plans; variations between our actual results and expectations of securities analysts, and changes in recommendations by securities analysts; changes by any ratings agency to our outlook or credit ratings; market sentiment about our business, including the viability of our streaming business and views related to its profitability; the activities, operating results or stock prices of our competitors or other industry participants in the industries in which we operate; changes in management; the announcement or completion of significant transactions by us or a competitor; events affecting the stock market generally; and the broader macroeconomic and political environment in the U.S. and internationally, as well as other factors and risks described in this section. Some of these factors may adversely affect the price of our Class B Common Stock, regardless of our operating performance.
Our dual class capital structure and the concentrated control by the entities controlled by the Ellison Family may adversely affect our stock price or business.
Our dual class capital structure, combined with the concentrated control of our Company by entities controlled by the Ellison Family, may result in a lower trading price or greater fluctuations in the price of our Class B Common Stock, adverse publicity or other adverse consequences or additional costs. Certain index providers have in the past announced restrictions on including companies with dual class capital structures in certain of their indices and some index providers have determined that they will exclude non-voting stock, like our Class B Common Stock, from their membership. As a result, our dual class capital structure may render the shares of our Class B Common Stock ineligible for inclusion in such stock indices. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from stock indices could preclude investment by many of these funds and make our Class B Common Stock less attractive to investors. As a result, the market price and liquidity of our Class B Common Stock, as well as public sentiment, could be materially adversely affected.
If the entities controlled by the Ellison Family sell a controlling interest in our Company to a third party in a private transaction, our stockholders may not realize any change of control premium on shares of our Class B Common Stock and we may become subject to the control of a presently unknown third party.
Entities controlled by the Ellison Family indirectly own a controlling interest in our Company. Subject to our organizational documents, the entities controlled by the Ellison Family have the ability, should they choose to do so, to sell, or cause the sale of, some or all of the shares of our Common Stock held directly and indirectly by them in a privately negotiated transaction, which, if sufficient in size, could result in a change of control. Further, the distribution or sale, directly or indirectly, by the NAI Equity Investors of a substantial number of shares, even if not a controlling interest, or a perception that a distribution or such sales could occur, could significantly reduce the price of our Class B Common Stock.
Risk Factors Relating to Our Organization and Structure
We are exempt from certain corporate governance requirements because we are a “controlled company” within the meaning of Nasdaq rules, and as a result our stockholders do not have the protections afforded by these corporate governance requirements.
Harbor Lights and its applicable subsidiaries control 100% of our combined voting power for the election of our Board of Directors. As a result, we are considered a “controlled company” for the purposes of Nasdaq listing standards, and, therefore, are not required to comply with certain Nasdaq corporate governance requirements, including the requirements that a majority of our Board of Directors consists of “independent directors,” as defined under Nasdaq rules, and that our Board of Directors has a compensation committee composed entirely of independent directors. For so long as we remain a “controlled company,” we may, at any time and from time to time, utilize any or all of the applicable governance exemptions available to controlled companies under Nasdaq rules. We currently avail ourselves of the exemptions from the requirements to have a majority of independent directors on the Board of Directors, an entirely independent Compensation Committee, and independent director oversight of director nominations. Accordingly, holders of our Class B Common Stock do not have the same protections afforded to stockholders of companies that are subject to all of Nasdaq’s rules and corporate governance standards, and the ability of our independent directors to influence our business policies and affairs may be reduced. We expect to remain a controlled company until the Ellison Family or Harbor Lights and its applicable subsidiaries no longer control, including indirectly, more than 50% of our combined voting power. Additionally, we will have twelve months from the date we cease to be a “controlled company” to have a majority of independent directors on our Board of Directors.
Holders of our Class B Common Stock have no voting rights and, as a result, do not have any ability to influence stockholder decisions.
Except as required by applicable law, holders of our Class B Common Stock have no voting rights. Accordingly, all matters submitted to our stockholders are decided by the vote of holders of our Class A Common Stock, each share of which is entitled to one vote. Harbor Lights and its applicable subsidiaries hold 100% of our Class A Common Stock (which is not listed for trading on a stock exchange). Entities controlled by the Ellison Family indirectly hold approximately 77.5% of our Class A Common Stock through their collective approximately 77.5% ownership interest in Harbor Lights. This concentrated control prevents holders of our Class B Common Stock from influencing corporate matters and, as a result, our Board of Directors and/or holders of our Class A Common Stock may take actions that holders of our Class B Common Stock do not view as beneficial.

Anti-takeover provisions contained in our Charter and Bylaws, as well as provisions of Delaware law, could impair a takeover attempt.
Provisions of our amended and restated certificate of incorporation (“Charter”) and amended and restated bylaws (“Bylaws”), in addition to those relating to the voting rights of our Common Stock, may have the effect of delaying, deferring or preventing a change in control of, or changes in our management. These include provisions that:
•authorize our Board of Directors to provide for the issuance, without stockholder approval, of up to 100 million shares of preferred stock with rights, powers and preferences fixed by our Board of Directors (subject to certain limitations set forth in our Charter), which rights, powers and preferences could be senior to those of our Common Stock;
•provide that each Specified Reserved Matter Designee (as defined in our Charter) will have the right to consent to entrance into a binding agreement contemplating, or otherwise consummating, a Change of Control Event (as defined in our Charter);
•provide that each director (except for the Ellison Designees (as defined in our Charter), but including any Low-Vote Designee (as defined in our Charter)) will be entitled to one vote for so long as Ellison (as defined in our Charter) holds an Original Ownership Percentage (as defined in our Charter) of at least 50%; provided that each Ellison Designee (which will not include any Low-Vote Designee) will have a number of votes on any matter presented to our Board of Directors or any committee thereof equal to one more than the total number of directors of the whole Board of Directors or committee thereof, as applicable; and
•provide that each Specified Stockholder (as defined in our Charter) will have the exclusive right to (i) remove at any time, with or without cause, its respective designee from our Board of Directors and (ii) subject to the rights of holders of any series of our preferred stock, fill any vacancy created at any time by the death, removal, disqualification or resignation of any director designated by such Specified Stockholder with a new designee.
These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management and reduce the price that investors might be willing to pay for shares of our Class B Common Stock in the future, which could reduce the price of our Class B Common Stock. We have elected in the Charter not to be subject to Section 203 of the General Corporation Law of the State of Delaware (the “DGCL”). Subject to specified exemptions, Section 203 of the DGCL prohibits a Delaware corporation listed on a national securities exchange from engaging in a “business combination,” including mergers, consolidations, sales and leases of assets, issuances of securities and other similar transactions, with an interested stockholder (generally, a person that, together with its affiliates and associates, owns 15% or more of the corporation’s voting stock) for a period of three years after the date of the transaction in which the person became an interested stockholder. As a result of our election in the Charter to not be subject to Section 203 of the DGCL, such restrictions on business combinations under Section 203 of the DGCL are not applicable to us.
The provisions of our Charter requiring exclusive venue in the Court of Chancery of the State of Delaware for certain types of lawsuits and the federal district courts of the U.S. for the resolution of any complaint asserting a cause of action under the Securities Act may have the effect of discouraging lawsuits against our directors and officers.
Our Charter provides that unless our Board of Directors consents in writing to the selection of an alternative forum, (A) the Court of Chancery of the State of Delaware be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees, agents or stockholders to us or to our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, our Charter or Bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware or (iv) any action asserting a claim governed by the internal affairs doctrine, in each such case subject to such Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein or, if such court does not have subject matter jurisdiction thereof, the federal district court located in the State of Delaware; and (B) the federal district courts of the U.S. shall be the exclusive forum for the resolution of any complaint asserting a cause or causes of action arising under the Securities Act of 1933, as amended (the “Securities Act”). Notwithstanding the foregoing, the exclusive forum provision shall not apply to claims seeking to enforce any liability or duty created by the Exchange Act. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the provision may have the effect of discouraging lawsuits against our directors and officers. It is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our Charter to be inapplicable or unenforceable in such action. If a court were to find the choice of forum provisions contained in our Charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, financial condition or results of operations.
The competitive opportunity provisions in our Charter could enable certain directors, principals, officers, employees, members and/or equity holders or their respective affiliates to benefit from competitive opportunities that might otherwise be available to us.
Our Charter provides that, to the fullest extent permitted by law, we renounce any interest or expectancy in a transaction or matter that may be a competitive opportunity for certain directors, principals, officers, employees, members, equity holders and/or other representatives of the NAI Equity Investors and certain other affiliates of investors of Skydance or their respective affiliates (the “Identified Persons”) (other than any such Identified Person in his or her capacity as a director of our Company), and such Identified Persons have no duty to refrain from directly or indirectly (i) participating or otherwise engaging in any competitive opportunity, (ii) otherwise competing with us or any of our controlled affiliates, (iii) otherwise doing business or transacting with any potential or actual customer, supplier or other business relation of ours or any of its controlled affiliates or (iv) otherwise employing or engaging any officer, employee or other service provider of ours or any of our controlled affiliates. In addition, the Identified Persons have no duty to present any such competitive opportunity to us. To the extent that any Identified Person engages in any of the foregoing actions, they may have differing interests than our other stockholders.
We are a holding company, and our principal assets are equity interests in our subsidiaries and, accordingly, we are dependent upon distributions from our subsidiaries to pay taxes and other expenses.
We are a holding company, and our principal assets are our ownership interests in our subsidiaries. We do not have independent means of generating revenue. Each of our subsidiaries is a distinct legal entity, and under certain circumstances legal and contractual restrictions may limit our ability to obtain cash from such subsidiaries. In the future, it is possible that lack of cash flow from operating activities could impact our ability to fund our debt service obligations. The deterioration of the earnings from, or other available assets of, our subsidiaries for any reason could also limit or impair such subsidiaries’ ability to pay us dividends or other distributions.

Item 1B.	Unresolved Staff Comments.
Not applicable.

Item 1C.	Cybersecurity.
Our information security program, the framework for how we assess, identify and manage risks from information security and cybersecurity threats, is designed in alignment with the National Institute of Standards and Technology (NIST) Cybersecurity Framework and leverages the International Organization for Standardization 27001 framework. Cybersecurity risk is integrated into our overall strategic risk management (“SRM”) program, which evaluates key risk areas across Paramount through coordinated collaboration among a cross-functional group of risk owners, in close coordination with members of senior management.

Our information security program is overseen by our Chief Technology Officer (“CTO”) and Chief Information Security Officer (“CISO”), in consultation with our Chief Privacy Officer as needed. We employ a layered defense-in-depth system, which includes the use of continually evolving technologies to assess and protect the security of our enterprise-wide applications and Systems, our intellectual property and proprietary and other information and the data and personal information of our customers, partners and employees; monitoring our technology environment; performing regular security audits and vulnerability assessments; and providing regular cybersecurity and privacy training for our employees. We engage consultants and other third parties to conduct independent security assessments of our information security program and to provide us with information on new and developing threats and tactics. We have established processes to oversee and identify risks and cybersecurity threats associated with our third-party service providers.
Pursuant to our information security and privacy policies and corresponding training, our employees and third-party vendors are instructed to notify our information security team as soon as they become aware of a suspected cybersecurity incident. We have a cybersecurity incident response plan to manage our response to potential and actual cybersecurity incidents. The plan includes procedures to assess the potential impact of an incident on the Company. When an incident meets certain criteria, the CISO and members of the information security team notify members of senior management as soon as reasonably practicable, including our CTO, Chief Legal Officer, General Counsel and, under certain circumstances, the Audit Committee. All incidents are reviewed periodically with senior management.
Our Board of Directors has delegated to the Audit Committee the responsibility for reviewing our processes and policies with respect to risk assessment, risk management and risk acceptance, including our processes and policies with respect to information security and cybersecurity. The Audit Committee receives quarterly reports from the CTO and CISO, which include information on cybersecurity incidents and related remediation efforts, the broader information security and cybersecurity threat landscape, the information security program’s strategic priorities and progress made in respect of those priorities. Our Chief Audit Executive reports to the Audit Committee with respect to our key risks, including information security and cybersecurity risks, which are monitored pursuant to our SRM program.
Our CTO leads our global technology strategy and multiplatform operations and has over 15 years of experience working in technology positions at large media companies. Our CISO has nearly 20 years of experience managing information security for media/entertainment, technology, retail and financial services companies. While at Paramount, our CISO has overseen the integration of Paramount Global and Skydance’s information security programs.
We have experienced cybersecurity attacks in the past and may experience attacks in the future, potentially with more frequency or sophistication. Although past attacks have not materially impacted our strategy, financial condition or results of operations, the scope and impact of any future incident cannot be predicted. See “Item 1A. Risk Factors—Risks Relating to Business Continuity, Cybersecurity and Privacy and Data Protection.”

Item 2.	Properties.
Our significant physical properties are described below. In addition, we own and lease office, studio, production and warehouse space and broadcast, antenna and satellite transmission facilities throughout the U.S. and around the world. We consider our properties adequate for our present needs.
•We lease approximately 1.6 million square feet at 1515 Broadway, New York, New York, for executive, administrative and business offices, and studio and production space for the Company and certain of our operating divisions. The lease runs through 2031, with two renewal options for 10 years each based on market rates at the time of renewal.

TV Media
•We own the CBS Broadcast Center complex located on approximately 3.7 acres at 524 West 57th Street, New York, New York, which consists of approximately 860,000 square feet of office, studio and production space.
•We lease approximately 137,000 square feet of office, studio and production space for the operations of KCAL-TV, KCBS-TV, the CBS News Bureau and Global Media Operations at the Radford Studio Lot in Studio City, California, under a lease expiring in 2031.
•We lease approximately 185,000 square feet of office and production space at 555 West 57th Street, New York, New York, under a lease expiring in 2029.
•We lease approximately 210,000 square feet of office and production space at 1575 North Gower Street, Los Angeles, California, under a lease expiring in 2028.
•We own our Cloud Control Center in Hauppauge, New York, containing approximately 112,000 square feet of floor space on approximately 13 acres of land.
•We own approximately 148,000 square feet of office, studio and production space in London, England.
•We lease approximately 118,000 square feet of office, studio, production and storage space at 1 Saunders Street, Pyrmont, New South Wales, Australia, under a lease expiring in 2033.
Filmed Entertainment
•We own the Paramount Pictures Studio lot at 5555 Melrose Avenue, Los Angeles, California, located on approximately 62 acres of land, and containing approximately 1.85 million square feet of floor space used for executive, administrative and business offices, sound stages, production facilities, theaters, equipment facilities and other ancillary uses.
•We entered into a lease for approximately 285,000 square feet of studio stage and production office space on a studio lot to be constructed in Bayonne, New Jersey by the lessor. The lease provides for a term of up to 12 years from completion of construction.
•We lease approximately 180,000 square feet of studio and office space at 203-231 West Olive Avenue, Burbank, California, in connection with our Nickelodeon animation studio, under two leases expiring in 2036.
•We lease approximately 270,000 square feet of office and production space at 2900 and 3000 Olympic Boulevard, Santa Monica, California, under a lease expiring in 2034.
•We lease approximately 75,000 square feet of office space at Calle General Lacy 23, Madrid, Spain under a lease expiring in 2028.

Item 3.	Legal Proceedings.
The information set forth under the caption “Legal Matters” in Note 18 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements” is incorporated herein by reference.

Item 4.	Mine Safety Disclosures.
Not applicable.

PART II

Item 5.	Market for Paramount Skydance Corporation’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
On August 6, 2025, in connection with the Transactions (see “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition—The Transactions”), all shares of Class A and Class B common stock of our predecessor, Paramount Global, were delisted from The Nasdaq Stock Market LLC (“Nasdaq”), cancelled and cease to exist. On August 7, 2025, Paramount Skydance Corporation Class B Common Stock began trading on the Nasdaq under the ticker symbol “PSKY.” Shares of Paramount Skydance Corporation Class A Common Stock are not listed for trading on a stock exchange.

Dividends
Since August 7, 2025, Paramount Skydance Corporation declared three quarterly cash dividends of $.05 per share on its Class A and Class B Common Stock and currently expects to continue to pay regular cash dividends to its stockholders.

Repurchases
We did not repurchase any shares of our common stock during any of the periods presented.

Unregistered Sales of Equity Securities
In the fourth quarter of 2025, we issued an aggregate amount of 5.4 million shares of our Class B common stock at $19.09 per share as consideration to certain sophisticated investors in connection with an acquisition, for an aggregate value of $104 million and expect to issue an additional 0.7 million shares during the first quarter of 2026. In addition, we issued 3.5 million shares of restricted stock with future vesting conditions to employees of the acquired company in a private placement and not from our existing authorization. 3.3 million restricted shares will vest ratably on an annual basis over five years, and the remainder will vest over periods of up to two years. We issued the stock in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Holders
As of February 20, 2026, there were three record holders of our Class A Common Stock and 22,658 record holders of our Class B Common Stock.

Performance Graph
The following graph compares the cumulative total stockholder return of our Class B Common Stock with the cumulative total return on the companies listed in the Standard & Poor’s 500 Stock Index (“S&P 500”) and the Standard & Poor’s 500 Media and Entertainment Industry Group Index (“S&P 500 Media and Entertainment Index”).

The performance graph assumes $100 invested on December 31, 2020 in Paramount Global Class B Common Stock and that the shares converted to Paramount Skydance Corporation Class B Common Stock on August 7, 2025 in connection with the Transactions and were held through December 31, 2025 compared with $100 invested on the same date in the S&P 500 and the S&P 500 Media and Entertainment Index. In each case the cumulative total stockholder return also assumes the reinvestment of dividends throughout the period.

Total Cumulative Stockholder Return
For Five-Year Period Ended December 31, 2025

$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
2020
2021
2022
2023
2024
2025
Class B Common Stock
S&P 500
S&P 500 Media & Entertainment Index

December 31,	2020	2021	2022	2023	2024	2025
Class B Common Stock	$100	$83	$48	$43	$31	$40
S&P 500	$100	$129	$105	$133	$166	$196
S&P 500 Media & Entertainment Index	$100	$127	$71	$117	$165	$224

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition.
(Tabular dollars in millions, except per share amounts)
Management’s discussion and analysis of the results of operations and financial condition of Paramount Skydance Corporation should be read in conjunction with our consolidated financial statements and related notes. References to “Paramount,” the “Company,” “we,” “us” and “our” refer to Paramount Skydance Corporation and its consolidated subsidiaries, unless the context otherwise requires.

The NAI Transaction—On August 7, 2025 (the “Closing Date”), pursuant to a purchase and sale agreement dated July 7, 2024, certain affiliates of investors in Skydance Media, LLC (“Skydance”), comprised of entities controlled by the Ellison Family (as defined below), and affiliates of RedBird Capital Partners (collectively the “NAI Equity Investors”), purchased all of the outstanding equity interests of Paramount Global’s controlling stockholder, National Amusements, Inc. (“NAI”) from the shareholders of NAI (the “NAI Transaction”).

The Transactions—Also on the Closing Date, following the completion of the NAI Transaction and pursuant to the Transaction Agreement dated as of July 7, 2024, Paramount Global and Skydance became wholly-owned subsidiaries of Paramount Skydance Corporation (the transactions contemplated by the Transaction Agreement, the “Transactions”). Paramount Skydance Corporation, formerly known as New Pluto Global, Inc., was formed on June 3, 2024, to consummate the Transactions and was a wholly-owned direct subsidiary of Paramount Global until, through a series of mergers, it became the holding company of Paramount Global and Skydance as part of the Transactions.

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

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Shares of Paramount Skydance Corporation Class B Common Stock now trade on the Nasdaq Stock Market LLC (“Nasdaq”) under the ticker symbol “PSKY.” All shares of Paramount Global Class A Common Stock and Class B Common Stock have been delisted from Nasdaq and have been cancelled and cease to exist.

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

Our consolidated financial statements and footnote disclosures are presented in distinct periods to indicate the pushdown of the Ultimate Parent’s basis, which resulted in a new basis of accounting. The periods prior to the closing of the Transactions include only Paramount Global and are identified as “Predecessor,” and the periods beginning on August 7, 2025 reflect Paramount Skydance Corporation and are identified as “Successor.” Due to the application of pushdown accounting, the results of operations, financial position and cash flows are not comparable between the Successor and Predecessor periods. Paramount Global has been identified as the predecessor entity to Paramount Skydance Corporation based on the relative size and fair value of Paramount Global and Skydance, and the fact that Paramount Global was an existing publicly traded company prior to the completion of the Transactions. No single factor was the sole determinant in the overall conclusion that Paramount Global is the predecessor; rather all factors were considered in arriving at such conclusion.

We have certain contracts that require us to obtain consents from other parties in connection with the Transactions. If these consents cannot be obtained, the counterparties to these contracts (and, as a result, other third parties with which we have contractual agreements) may have the right to terminate, reduce the scope of or otherwise alter their relationships with us following the Transactions. Accordingly, the failure to obtain such consents could have a material adverse effect on our business, financial condition and results of operations.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Warner Bros. Offer—On December 8, 2025, we announced a cash tender offer for all of the outstanding shares of Series A Common Stock, par value $0.01 per share (the “Warner Bros. Shares”), of Warner Bros. Discovery, Inc., a Delaware corporation (“Warner Bros.”), at $30.00 per Warner Bros. Share (the “Offer”).

The Offer is subject to several conditions and is scheduled to expire on March 2, 2026, unless further extended. On December 22, 2025, we amended the Offer to include an irrevocable personal guarantee from Lawrence Ellison of the equity financing for the Offer and any damages payable by us. On February 10, 2026, we further amended the Offer to provide for a $0.25 per Warner Bros. Share in cash ticking fee for every quarter the transaction does not close beyond December 31, 2026, and a prepayment of the $2.8 billion termination fee payable by Warner Bros. to Netflix, Inc., a Delaware corporation (“Netflix”), upon termination of the merger agreement between Warner Bros. and Netflix. On January 22, 2026, we filed preliminary proxy materials with the U.S. Securities and Exchange Commission (“SEC”) to solicit Warner Bros. stockholders to vote against the Netflix transaction and related proposals at the special meeting of Warner Bros. stockholders, and on February 17, 2026, we filed definitive proxy materials related thereto.

On February 24, 2026, we submitted a revised proposal to the Warner Bros. Board that included an increased purchase price of $31.00 per Warner Bros. Share, accelerated the timing of the daily ticking fee of $0.25 per Warner Bros. Share per quarter to commence after September 30, 2026, and increased the regulatory termination fee payable by us to $7.0 billion if the transaction does not close due to regulatory matters. On the same date, the Warner Bros. Board determined that our revised proposal could reasonably be expected to lead to a “Company Superior Proposal” as defined in the Netflix merger agreement, although no final determination has been made as to whether our proposal is superior to the Netflix merger.
We have secured commitments for debt financing of up to $57.5 billion and equity commitments from entities controlled by the Ellison Family and affiliates of RedBird Capital Partners of $46.6 billion.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Significant components of management’s discussion and analysis of results of operations and financial condition include:
•Overview—Summary of our business and operational highlights.
•Consolidated Results of Operations—Analysis of our results on a consolidated basis for the period from August 7 - December 31, 2025 (Successor) and for the period from January 1 - August 6, 2025, and the year ended December 31, 2024 (Predecessor).
•Segment Results of Operations—Analysis of our results on a reportable segment basis for the period from August 7 - December 31, 2025 (Successor) and for the period from January 1 - August 6, 2025, and the year ended December 31, 2024 (Predecessor).
•Liquidity and Capital Resources—Discussion of our cash flows, including sources and uses of cash, for the period from August 7 - December 31, 2025 (Successor) and for the period from January 1 - August 6, 2025, and the year ended December 31, 2024 (Predecessor), and of our outstanding debt as of December 31, 2025 (Successor), including Supplemental Guarantor Financial Information.
•Critical Accounting Estimates—Detail with respect to accounting policies that are considered by management to require significant judgment and use of estimates and that could have a material impact on our financial statements.
•Legal Matters—Discussion of legal matters to which we are involved.
•Market Risk—Discussion of how we manage exposure to market and interest rate risks.

An analysis of the results of our Predecessor, Paramount Global, for the year ended December 31, 2023, including comparisons of 2024 to 2023 and a discussion of our cash flows for the year ended December 31, 2023, is included in “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations” of Paramount Global’s Annual Report on Form 10-K for the year ended December 31, 2024.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Overview
Operational Highlights - Years Ended December 31, 2025 and 2024

	Successor	Predecessor
	Period From August 7 - December 31,	Period From January 1 - August 6,	Year Ended December 31,
Consolidated Results of Operations	2025	2025	2024
GAAP:
Revenues	$12,269	$16,622	$29,213
Operating income (loss)	$(95)	$1,029	$(5,269)
Net loss from continuing operations attributable to Parent	$(586)	$(35)	$(6,204)
Diluted EPS from continuing operations	$(.53)	$(.05)	$(9.36)

Non-GAAP: (a)
Adjusted OIBDA	$1,267	$1,809	$3,118
Adjusted net earnings from continuing operations attributable to Parent	$9	$348	$1,041
Adjusted diluted EPS from continuing operations	$.01	$.51	$1.54
(a) See “Reconciliation of Non-GAAP Measures” for reconciliations of these non-GAAP measures to the most directly comparable financial measures in accordance with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”). These non-GAAP measures exclude certain items identified as affecting comparability that are not part of our normal operations.
Revenues during the Successor period include Skydance revenues. Revenues during the Predecessor period in 2024 benefited from advertising revenues associated with the broadcast of Super Bowl LVIII on CBS and Paramount+ in the first quarter of 2024 and political revenues associated with the 2024 U.S. Presidential election. We have the rights to broadcast the Super Bowl on a rotational basis with other networks, and therefore did not have a comparable broadcast in 2025.

As a result of the pushdown of the Ultimate Parent’s basis, operating income, net loss from continuing operations attributable to Parent, and diluted EPS in the Successor period include amortization associated with the establishment of intangible assets and also reflect the net decrease in programming assets. Net loss from continuing operations and diluted EPS also include interest expense associated with the adjustment of our debt to its fair value. In addition, the Successor period includes the results of Skydance. In the 2024 Predecessor period, our results were also impacted by goodwill and FCC license impairment charges totaling $6.13 billion and programming charges of $1.12 billion. These items, as well as other items identified as affecting comparability that are not part of our normal operations have been excluded in our adjusted measures in each period. See Reconciliation of Non-GAAP Measures.

We are exposed to political risks inherent in conducting a global business such as retaliatory actions by governments reacting to changes in the U.S. and other countries, including in connection with the imposition of tariffs and other changes in trade policies. Growing macroeconomic uncertainty relating to the imposition of tariffs and other changes in trade policies may negatively affect our results, in particular from potential impacts on the advertising market.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Reconciliation of Non-GAAP Measures
Adjusted operating income before depreciation and amortization (“Adjusted OIBDA”), adjusted earnings from continuing operations before income taxes, adjusted provision for income taxes, adjusted net earnings from continuing operations attributable to Parent, adjusted diluted EPS from continuing operations, and adjusted effective income tax rate, which are measures of performance not calculated in accordance with U.S. GAAP (together, the “adjusted measures”), exclude certain items identified as affecting comparability that are not part of our normal operations, including programming charges, impairment charges, restructuring charges, transaction-related items, other corporate matters, gain on dispositions, loss from investments, and discrete tax items, each where applicable. Programming charges consist only of charges related to major strategic changes, which are further described under Programming Charges, and do not include impairment charges that occur as part of our normal operations, which are recorded within “Operating expenses” on the Consolidated Statements of Operations, and are not excluded in our adjusted measures.

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
Years Ended December 31, 2025 and 2024

	Successor	Predecessor
	Period From August 7 - December 31,	Period From January 1 - August 6,	Year Ended December 31,
	2025	2025	2024
Operating income (loss) (GAAP)	$(95)	$1,029	$(5,269)
Depreciation and amortization	590	204	392
Programming charges (a)	41	—	1,118
Impairment charges (a)	—	157	6,130
Restructuring charges (a)	650	255	554
Transaction-related items (a)	81	199	62
Other corporate matters (a)	—	—	131
Gain on dispositions (a)	—	(35)	—
Adjusted OIBDA (Non-GAAP)	$1,267	$1,809	$3,118
(a) See notes on the following tables for additional information on items affecting comparability.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Year Ended December 31, 2025

	Successor
	Period From August 7 - December 31, 2025
	Earnings (Loss) from Continuing Operations Before Income Taxes	Benefit from (Provision for) Income Taxes		Net Earnings (Loss) from Continuing Operations Attributable to Parent	Diluted EPS from Continuing Operations
Reported (GAAP)	$(476)	$40	(g)	$(586)	$(.53)
Items affecting comparability:
Programming charges (a)	41	(10)		31	.03
Restructuring charges (b)	650	(147)		503	.45
Transaction-related items (c)	81	(18)		63	.06
Loss from investments	40	(10)		30	.03
Discrete tax items (d)	—	(32)		(32)	(.03)
Adjusted (Non-GAAP)	$336	$(177)	(g)	$9	$.01

	Predecessor
	Period From January 1 - August 6, 2025
	Earnings from Continuing Operations Before Income Taxes	Benefit from (Provision for) Income Taxes		Net Earnings (Loss) from Continuing Operations Attributable to Parent	Diluted EPS from Continuing Operations
Reported (GAAP)	$504	$79	(h)	$(35)	$(.05)
Items affecting comparability:
Impairment charges (e)	157	(39)		118	.17
Restructuring charges (b)	255	(61)		194	.29
Transaction-related items (c)	199	(31)		168	.25
Gain on dispositions (f)	(35)	2		(33)	(.05)
Discrete tax items (d)	—	(64)		(64)	(.10)
Adjusted (Non-GAAP)	$1,080	$(114)	(h)	$348	$.51
(a) In connection with a review of our content portfolio following the closing of the Transactions, we decided to abandon certain Skydance content, principally development projects. As a result, we recorded programming charges during the fourth quarter of 2025 associated with this abandonment.
(b) Both periods reflect severance charges and also included in the period from January 1 - August 6, 2025 are charges for the impairment of lease assets, as further described under Restructuring, Transaction-Related Items, and Other Corporate Matters.
(c) The Successor period principally reflects legal and other professional fees associated with the Warner Bros. offer and during the Predecessor period reflects banking, legal, advisory, and other professional fees relating to the Transactions, and transaction awards that became payable to eligible employees upon closing of the Transactions.
(d) The Successor period primarily reflects tax benefits realized in connection with the filing of our tax returns and the Predecessor period primarily reflects the reversal of valuation allowances on deferred tax assets related to interest deduction limitations as a result of recent U.S. tax legislation.
(e) Reflects a charge to reduce the carrying values of FCC licenses in certain markets to their estimated fair values.
(f) Principally reflects a gain associated with the disposition of a noncore business.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
(g) The reported effective income tax rate for the period from August 7 - December 31, 2025 was 8.4%, which includes tax benefits realized in connection with the filing of our tax returns. The adjusted effective income tax rate, which is calculated as the adjusted provision for income taxes of $177 million divided by adjusted earnings from continuing operations before income taxes of $336 million, was 52.7%. The reported and adjusted tax rates reflect the timing of foreign inclusions between the Predecessor and Successor periods.
(h) The reported effective income tax rate for the period from January 1 - August 6, 2025 was 15.7%, which primarily reflects the reversal of valuation allowances on deferred tax assets related to interest deduction limitations as a result of recent U.S. tax legislation. The reported effective income tax rate also reflects the tax impact of earnings attributable to noncontrolling interests, the timing of foreign inclusions between the Successor and Predecessor periods, and the tax benefit on the foreign-derived intangible income deduction. The adjusted effective income tax rate was 10.6%, which is calculated as the adjusted provision for income taxes of $114 million divided by adjusted earnings from continuing operations before income taxes of $1.08 billion.

Year Ended December 31, 2024

	Predecessor
	Year Ended December 31, 2024
	Earnings (Loss) from Continuing Operations Before Income Taxes	Benefit from (Provision for) Income Taxes		Net Earnings (Loss) from Continuing Operations Attributable to Parent	Diluted EPS from Continuing Operations
Reported (GAAP)	$(6,177)	$305	(h)	$(6,204)	$(9.36)	(i)
Items affecting comparability:
Programming charges (a)	1,118	(275)		843	1.26
Impairment charges (b)	6,130	(380)		5,750	8.62
Restructuring charges (c)	554	(120)		434	.65
Transaction-related items (d)	62	(3)		59	.09
Other corporate matters (e)	131	(32)		99	.15
Loss from investments (f)	17	7		24	.04
Discrete tax items (g)	—	36		36	.05
Impact of antidilution	—	—		—	.04
Adjusted (Non-GAAP)	$1,835	$(462)	(h)	$1,041	$1.54	(i)
(a) Reflects programming charges associated with major changes in content strategy, which are further described under Programming Charges.
(b) Reflects a goodwill impairment charge for the Cable Networks reporting unit of $5.98 billion, as well as charges totaling $149 million to reduce the carrying values of FCC licenses to their estimated fair values and Australian broadcast licenses to their estimated fair values.
(c) Consists of severance costs associated with strategic changes in our global workforce and the impairment of lease assets, as further described under Restructuring, Transaction-Related Items, and Other Corporate Matters.
(d) Reflects legal and advisory fees relating to the Transactions.
(e) Reflects charges of $74 million associated with the abandonment of developed technology and $57 million to increase our accrual for asbestos matters as discussed under Legal Matters—Claims Related to Former Businesses—Asbestos in Note 18 to the consolidated financial statements.
(f) Principally reflects a loss on the sale of Paramount Global’s investment in Viacom18 of $13 million.
(g) Primarily attributable to the establishment of a valuation allowance on a deferred tax asset that was not expected to be realized because of a reduction in our deferred tax liabilities caused by the goodwill impairment charge in the second quarter of 2024. This impact was partially offset by amounts realized in connection with the filing of our tax returns in certain international jurisdictions.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
(h) The reported effective income tax rate for the year ended December 31, 2024 was 4.9% and the adjusted effective income tax rate, which is calculated as the adjusted provision for income taxes of $462 million divided by adjusted earnings from continuing operations before income taxes of $1.84 billion, was 25.2%. These adjusted measures exclude the items affecting comparability detailed above.
(i) For 2024, the weighted average number of common shares outstanding used in the calculation of reported diluted EPS from continuing operations is 664 million and in the calculation of adjusted diluted EPS from continuing operations is 667 million. The dilutive impact was excluded in the calculation of reported diluted EPS from continuing operations because it would have been antidilutive since we reported a net loss from continuing operations.
Consolidated Results of Operations - Years Ended December 31, 2025 and 2024
Revenues

	Successor	Predecessor		Supplemental Pro Forma (a)
	Period From August 7 - December 31,	Period From January 1 - August 6,	Year Ended December 31,	Year Ended December 31,		Pro Forma Increase/(Decrease)
	2025	2025	2024	2025	2024	$	%
Revenues by Type:
Advertising	$3,803	$5,329	$10,295	$9,132	$10,295	$(1,163)	(11)%
Affiliate and subscription	5,429	8,242	13,153	13,671	13,153	518	4
Theatrical	154	475	813	629	813	(184)	(23)
Licensing and other	2,883	2,576	4,952	5,962	6,010	(48)	(1)
Total Revenues	$12,269	$16,622	$29,213	$29,394	$30,271	$(877)	(3)%
(a) Supplemental Pro Forma Revenues for the year ended December 31, 2025 reflect the combination of the Successor period with the Predecessor period from January 1-August 6, 2025, and for each Predecessor period, Licensing and other and Total Revenues include pro forma adjustments to include Skydance revenues after the elimination of intercompany revenues from Paramount Global. While the Successor and Predecessor periods are distinct reporting periods, revenues were not impacted by the pushdown of the Ultimate Parent’s basis and are supplementally presented on a pro forma combined basis to help investors view these revenues in a manner consistent with our management. See Supplemental Pro Forma Revenues for calculations of these pro forma revenue amounts.
Advertising
Advertising revenues are generated primarily from the sale of advertising spots on our global broadcast and cable networks, television stations, and streaming services. Advertising revenues during the Successor and Predecessor periods in 2025 and 2024 were impacted by declines in the linear advertising market and in the 2025 periods also included the impact on pricing from new entrants to the digital advertising market. The year ended December 31, 2024 benefited from revenues associated with the broadcast of Super Bowl LVIII on CBS and Paramount+ in the first quarter of 2024 and political advertising revenue associated with the 2024 U.S. Presidential election. We have the rights to broadcast the Super Bowl on a rotational basis with other networks, and therefore did not have a comparable broadcast in 2025.

On a pro forma basis, the decrease in advertising revenues of 11% for the year ended December 31, 2025 includes decreases of 6% from the comparison to our broadcast of the Super Bowl in 2024 and 2% from lower political advertising.

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

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Affiliate and subscription revenues during each of the Successor and Predecessor periods in 2025 and 2024 reflect the benefit from subscriber growth and pricing increases for Paramount+ but were negatively impacted by linear subscriber declines. At December 31, 2025, there were 78.9 million Paramount+ subscribers.

On a pro forma basis, the growth of 4% in affiliate and subscription revenues for the year ended December 31, 2025 reflects an increase of 8% from higher streaming subscription fees, driven by subscriber growth and pricing increases for Paramount+, partially offset by decreases from lower linear affiliate fees.

Theatrical
Theatrical revenues during the Successor period included revenues from the releases of The SpongeBob Movie: Search for SquarePants, Regretting You, The Running Man, and The Naked Gun. Theatrical revenues during the Predecessor period from January 1, 2025 - August 6, 2025 benefited from the second quarter 2025 release of Mission: Impossible-The Final Reckoning and the fourth quarter 2024 release of Sonic the Hedgehog 3, which also benefited 2024 revenues, along with the releases of Gladiator II, A Quiet Place: Day One, and Transformers One. On a pro forma basis, the 23% decrease reflects the mix of releases in each year.

Licensing and Other
Licensing and other revenues are principally comprised of fees from the licensing of the rights to exhibit our internally-produced television and film programming on various platforms in the secondary market after its initial exhibition on our owned or third-party platforms; license fees from content produced or distributed for third parties; home entertainment revenues, which primarily include revenues from the viewing of our content on a transactional basis through transactional video-on-demand (TVOD) and electronic sell-through services; fees from the use of our trademarks and brands for consumer products, recreation and live events; revenues from games and other interactive content; and revenues from studio rentals and production services. Content licensing and other revenues include Skydance revenue in the Successor period.

Operating Expenses

	Successor	Predecessor
	Period From August 7 - December 31,	Period From January 1 - August 6,	Year Ended December 31,
	2025	2025	2024
Operating expenses by Type:
Content costs	$6,492	$8,494	$14,964
Distribution and other	1,916	2,793	4,473
Total Operating Expenses	$8,408	$11,287	$19,437
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

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Content costs for the Successor period include costs associated with Skydance’s content, and also reflect reductions in programming assets resulting from the pushdown of the Ultimate Parent’s basis. Programming assets decreased for our Direct-to-Consumer and TV Media segments and increased for our Filmed Entertainment segment as a result of the pushdown. Content costs for the Predecessor period for 2024 include costs associated with the Super Bowl broadcast in 2024.

Distribution and Other
Distribution and other operating expenses primarily include costs relating to the distribution of our content, including marketing for theatrical releases; revenue-sharing costs, including for third-party distribution and to television stations affiliated with the CBS Television Network; compensation; and other costs associated with our operations.

Distribution and other operating expenses in each period reflect revenue-sharing costs related to revenues for our streaming services, which increased on a pro forma basis.

Programming Charges
During the fourth quarter of 2025, in connection with a review of our content portfolio following the closing of the Transactions, we decided to abandon certain Skydance content, principally development projects. As a result, we recorded programming charges totaling $41 million associated with this abandonment.
Programming charges totaling $1.12 billion recorded during the first quarter of 2024 were the result of major changes in content strategy, which resulted in the removal of significant levels of content from our platforms, abandonment of development projects, and termination of programming agreements, particularly internationally, including locally-produced content and domestic titles that no longer aligned with a shift to a global programming strategy. The removal of this content from our platforms was a triggering event that required an assessment of whether the affected programming assets were impaired. This impairment review compared the current carrying value of each title with its fair value, which considered (1) that the titles were no longer being utilized on our platforms and there was no intention to use the titles on our platforms in the future and (2) the estimated future cash flows associated with any anticipated licensing of the titles to third parties, which was minimal. The programming charges were comprised of $909 million for the impairment of content to its estimated fair value, as well as $209 million for development cost write-offs and contract termination costs.
Selling, General and Administrative Expenses

	Successor	Predecessor
	Period From August 7 - December 31,	Period From January 1 - August 6,	Year Ended December 31,
	2025	2025	2024
Selling, general and administrative expenses	$2,594	$3,526	$6,658
Selling, general and administrative (“SG&A”) expenses include costs incurred for advertising and marketing for our linear networks and streaming services, research, occupancy, professional service fees, and back office support, including employee compensation and technology. SG&A in all periods benefited from restructuring activities and other cost savings initiatives.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Depreciation and Amortization

	Successor	Predecessor
	Period From August 7 - December 31,	Period From January 1 - August 6,	Year Ended December 31,
	2025	2025	2024
Depreciation and amortization	$590	$204	$392
Depreciation and amortization expense reflects depreciation of fixed assets and amortization of finite-lived intangible assets. Depreciation and amortization for the Successor period includes amortization of intangible assets established in connection with the pushdown of the Ultimate Parent’s basis (See Note 2 to the consolidated financial statements). In addition, we began amortizing FCC licenses over a 30-year period during the third quarter of 2025 (see Critical Accounting Estimates).
Impairment Charges
During the 2025 Predecessor period, an impairment charge of $157 million was recorded reflecting a charge to reduce the carrying values of FCC licenses in certain markets to their estimated fair values at June 30, 2025.

During 2024, a goodwill impairment charge of $5.98 billion was recorded for the Cable Networks reporting unit. In addition, charges totaling $149 million were recorded to write down the carrying values of FCC licenses in certain markets and our Australian broadcast licenses to their estimated fair values. The goodwill impairment charge resulted from a downward adjustment to the reporting unit’s expected cash flows, primarily as a result of indicators in the linear affiliate marketplace, and the estimated total company market value indicated by the Transactions and the NAI Transaction.

Restructuring, Transaction-Related Items, and Other Corporate Matters
During the periods presented we recorded the following restructuring charges, transaction-related items, and other corporate matters.

	Successor	Predecessor
	Period From August 7 - December 31,	Period From January 1 - August 6,	Year Ended December 31,
	2025	2025	2024
Severance (a)	$650	$190	$523
Exit costs	—	65	31
Restructuring charges	650	255	554
Transaction-related items	81	199	62
Other corporate matters	—	—	131
Restructuring, transaction-related items, and other corporate matters	$731	$454	$747
(a) Severance costs include the accelerated vesting of stock-based compensation.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Restructuring Charges
Restructuring charges for the period from August 7 - December 31, 2025 (Successor) were comprised of severance costs of $650 million, principally associated with transformation initiatives and aligning the business around our strategic priorities following the Transactions, including costs related to a plan under which severance payments are being provided to certain eligible employees who voluntarily elected to participate.

Restructuring charges for the Predecessor periods from January 1 - August 6, 2025 and the year ended December 31, 2024 included severance costs of $190 million and $523 million, respectively, primarily reflecting strategic changes in our global workforce in order to streamline the organization. The severance costs in 2024 also included expenses associated with the exit of Paramount Global’s former CEO and other management changes.

Additionally, during the Predecessor periods from January 1 - August 6, 2025 and the year ended December 31, 2024, we recorded exit costs of $65 million and $31 million, respectively, primarily for the impairment of lease assets that we ceased use of in connection with initiatives to reduce our real estate footprint and create cost synergies.

Transaction-Related Items
During the Successor period from August 7 - December 31, 2025, we recorded $81 million of transaction-related costs, principally for legal and other professional fees associated with the Warner Bros. offer. During the Predecessor period from January 1 - August 6, 2025, we recorded $199 million, principally for banking, legal, advisory, and other professional fees relating to the Transactions, and transaction awards that became payable to eligible employees upon closing. During 2024, we recorded costs for transaction-related items of $62 million associated with legal and advisory services related to the Transactions.
Other Corporate Matters
In 2024, we recorded charges for other corporate matters of $131 million, comprised of $74 million associated with the abandonment of developed technology and $57 million to increase our accrual for asbestos matters as discussed under Legal Matters—Claims Related to Former Businesses—Asbestos in Note 18 to the consolidated financial statements.
Gain on Dispositions
During the first quarter of 2025 (Predecessor), we recorded gains totaling $35 million, principally associated with the disposition of a noncore business.

Interest Expense and Income

	Successor	Predecessor
	Period From August 7 - December 31,	Period From January 1 - August 6,	Year Ended December 31,
	2025	2025	2024
Interest expense	$366	$516	$860
Interest income	$64	$83	$151
In connection with the pushdown of the Ultimate Parent’s basis, our debt was recorded at fair value, which resulted in a decrease to our total debt balance of $898 million. The adjustments to fair value for each of our senior and

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
junior debt issuances are being amortized over the remaining term of the applicable issuance within interest expense. The weighted average interest rate on our senior and junior debt was 5.17% at both December 31, 2025 (Successor) and December 31, 2024 (Predecessor).
Loss from Investments
During the fourth quarter of 2025 (Successor), we recorded a loss of $40 million to write off investments due to recent indications that these investments are no longer recoverable.
During 2024, we recorded losses totaling $17 million associated with sales of investments, including a $13 million loss on the sale of our remaining 13% interest in Viacom18.

Other Items, Net
The following table presents the components of “Other items, net.”

	Successor	Predecessor
	Period From August 7 - December 31,	Period From January 1 - August 6,	Year Ended December 31,
	2025	2025	2024
Pension and postretirement benefit costs	$(35)	$(80)	$(139)
Foreign exchange loss	(5)	(11)	(47)
Other	1	(1)	4
Other items, net	$(39)	$(92)	$(182)
Provision for/Benefit from Income Taxes
The provision for/benefit from income taxes represents federal, state and local, and foreign taxes on earnings (loss) from continuing operations before income taxes and equity in loss of investee companies. For the period from August 7 - December 31, 2025 (Successor), we recorded a benefit from income taxes of $40 million and for the period from January 1 - August 6, 2025 (Predecessor), we recorded a benefit from income taxes of $79 million. Refer to Reconciliation of Non-GAAP Measures for reported and adjusted effective income tax rates and the related income tax effects of the adjustments.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Impact from Items Affecting Comparability
	Successor		Predecessor
	Period From August 7 - December 31,		Period From January 1 - August 6,
	2025		2025
	Earnings (Loss) Before Income Taxes	Benefit from (Provision for) Income Taxes	Earnings (Loss) Before Income Taxes	Benefit from (Provision for) Income Taxes
Programming charges (Note 4)	$(41)	$10	$—	$—
Restructuring charges (Note 6)	$(650)	$147	$(255)	$61
Transaction-related items (Note 6)	$(81)	$18	$(199)	$31
Impairment charges	$—	$—	$(157)	$39
Gain from dispositions	$—	$—	$35	$(2)
Loss from investments	$(40)	$10	$—	$—
Net discrete tax benefit (a)	n/a	$32	n/a	$64
n/a - not applicable
(a) On July 4, 2025, the U.S. government enacted tax legislation, which includes the extension of certain expired or expiring tax provisions, including a favorable change to the interest deduction limitation, and modifications to certain international tax provisions. The legislation has multiple effective dates with certain provisions effective in 2025. A favorable change to the interest deduction limitation resulted in the reversal of the valuation allowance on our interest limitation carryforward deferred tax asset of $114 million. The net discrete tax benefit for the 2025 Predecessor period reflects this reversal, partially offset by a reserve for uncertain tax positions. For the Successor period, the net discrete tax benefit primarily reflects amounts realized in connection with the filing of our tax returns.
For the year ended December 31, 2024, we recorded a net benefit from income taxes of $305 million, reflecting an effective income tax rate of 4.9%. Included in the benefit from income taxes are the following items identified as affecting the comparability of our results, which in aggregate decreased our effective income tax rate by 20.3 percentage points.

	Impact from Items Affecting Comparability
	Predecessor
	Year Ended December 31, 2024
	Earnings (Loss) Before Income Taxes	Benefit from (Provision for) Income Taxes
Programming charges (Note 4)	$(1,118)	$275
Impairment charges (Note 4)	$(6,130)	$380
Restructuring charges (Note 6)	$(554)	$120
Transaction-related items (Note 6)	$(62)	$3
Other corporate matters (Note 6)	$(131)	$32
Loss from investments	$(17)	$(7)
Net discrete tax provision (a)	n/a	$(36)
n/a - not applicable
(a) The net discrete tax provision for 2024 is primarily attributable to the establishment of a valuation allowance on our interest limitation carryforward deferred tax asset that was not expected to be realized because of a reduction in our deferred tax liabilities caused by the goodwill impairment charge in the second quarter of 2024. This impact was partially offset by amounts realized in connection with the filing of our tax returns in certain international jurisdictions.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Equity in Loss of Investee Companies, Net of Tax
The following table presents equity in loss of investee companies, net of tax for our equity-method investments.

	Successor	Predecessor
	Period From August 7 - December 31,	Period From January 1 - August 6,	Year Ended December 31,
	2025	2025	2024
Equity in loss of investee companies	$(103)	$(169)	$(292)
Tax (provision) benefit	(1)	(2)	1
Equity in loss of investee companies, net of tax	$(104)	$(171)	$(291)
Net Loss from Continuing Operations Attributable to Parent and Diluted EPS from Continuing Operations

	Successor	Predecessor
	Period From August 7 - December 31,	Period From January 1 - August 6,	Year Ended December 31,
	2025	2025	2024
Net loss from continuing operations attributable to Parent	$(586)	$(35)	$(6,204)
Diluted EPS from continuing operations	$(.53)	$(.05)	$(9.36)
As a result of the pushdown of the Ultimate Parent’s basis, net loss from continuing operations attributable to Parent and diluted EPS during the Successor period include amortization associated with intangible assets that were established and interest expense associated with the adjustment to fair value our debt, as well as the decrease in programming assets. Net loss from continuing operations attributable to Parent and diluted EPS during the year ended December 31, 2024 were impacted by a goodwill impairment charge during the second quarter of $5.98 billion ($5.64 billion, net of tax) and programming charges during the first quarter of $1.12 billion ($843 million, net of tax).
Net Earnings from Discontinued Operations
During 2024, as a result of working capital adjustments we recorded additional pretax gains on the 2023 sale of Simon & Schuster totaling $19 million ($14 million, net of tax).

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Supplemental Pro Forma Revenues—Consolidated
While the Successor and Predecessor periods in 2025 are distinct reporting periods, revenues were not impacted by the pushdown of the Ultimate Parent’s basis so are supplementally presented on a pro forma combined basis, with the addition of Skydance in the Predecessor period, to help investors view our 2025 revenues in a manner consistent with our management.

The table below presents the calculation of Supplemental Pro Forma Revenues on a consolidated basis.

Year Ended December 31, 2025

	Year Ended December 31, 2025				Year Ended December 31, 2024
	Period From August 7 - December 31	Period From January 1 - August 6		Pro forma (b)	Predecessor	Adjustments (a)	Pro forma (b)	Pro forma Increase/(Decrease)
	Successor	Predecessor	Adjustments (a)					$	%
Revenues by Type:
Advertising	$3,803	$5,329	$—	$9,132	$10,295	$—	$10,295	$(1,163)	(11)%
Affiliate and subscription	5,429	8,242	—	13,671	13,153	—	13,153	518	4
Theatrical	154	475	—	629	813	—	813	(184)	(23)
Licensing and other	2,883	2,576	503	5,962	4,952	1,058	6,010	(48)	(1)
Total Revenues	$12,269	$16,622	$503	$29,394	$29,213	$1,058	$30,271	$(877)	(3)%
(a)Reflects Skydance revenues after the elimination of intercompany revenues from Paramount Global during the applicable Predecessor period.
(b)Supplemental Pro Forma Revenues for the year ended December 31, 2025 reflect the combination of the Successor period with the Predecessor period from January 1-August 6, 2025, and for each Predecessor period, Licensing and other and Total Revenues include pro forma adjustments to include Skydance revenues after the elimination of intercompany revenues from Paramount Global.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Segments
In the first quarter of 2026, we transitioned our reporting structure into three new segments: Studios, Direct-to-Consumer, and TV Media. Under this structure, our new Studios segment will reflect the combination of the historical Filmed Entertainment segment with TV Media studio operations, consolidating our content creation activities. Our Direct-to-Consumer segment remains unchanged. We will begin reporting under this new structure in our Quarterly Report on Form 10-Q for the first quarter of 2026.
Throughout 2025, the Company was comprised of the below segments.
•TV Media—In 2025, our TV Media segment consisted of our (1) broadcast operations—the CBS Television Network, our domestic broadcast television network; CBS Stations, our owned television stations; and our international free-to-air networks, including Network 10 and Channel 5; (2) domestic premium and basic cable networks, including Paramount+ with Showtime, MTV, Comedy Central, Paramount Network, The Smithsonian Channel, Nickelodeon, BET Media Group, CBS Sports Network, and international extensions of certain of these brands; and (3) domestic and international television studio operations, including CBS Studios and Paramount Television Studios, as well as CBS Media Ventures, which produces and distributes first-run syndicated programming. TV Media also includes a number of digital properties such as CBS News 24/7 for 24 hour news and CBS Sports HQ for sports news and analysis. On October 23, 2025, we completed the sale of Telefe in Argentina and on January 12, 2026, we completed the sale of Chilevisión in Chile.

•Direct-to-Consumer—Our Direct-to-Consumer segment consists of our portfolio of domestic and international pay and free streaming services, including Paramount+, Pluto TV, and BET+.

•Filmed Entertainment—In 2025, our Filmed Entertainment segment included Paramount Pictures, Paramount Players, Paramount Animation, Nickelodeon Studio, and Miramax, and during the Successor period also included Skydance’s animation, interactive/games, and sports divisions.

The tables below set forth our financial information by these reportable segments. We present operating income excluding depreciation and amortization, stock-based compensation, programming charges, impairment charges, restructuring charges, transaction-related items, other corporate matters, and gain on dispositions, each where applicable (“Adjusted OIBDA”), as the primary measure of profit and loss for our operating segments in accordance with Financial Accounting Standards Board (“FASB”) guidance for segment reporting. Programming charges consist only of charges related to major strategic changes, which are further described under Programming Charges, and do not include impairment charges that occur as part of our normal operations, which are recorded within content costs in the tables below, where applicable, and are not excluded in Adjusted OIBDA. Stock-based compensation is excluded from our segment measure of profit and loss because it is set and approved by our Board of Directors in consultation with corporate executive management. See Reconciliation of Non-GAAP Measures for a reconciliation of total Adjusted OIBDA to Operating Income, the most directly comparable financial measure in accordance with U.S. GAAP.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Segment Results of Operations - Years Ended December 31, 2025 and 2024

	Successor	Predecessor
	Period From August 7 - December 31,	Period From January 1 - August 6,	Year Ended December 31,
	2025	2025	2024
Revenues:
TV Media	$7,082	$9,977	$18,779
Direct-to-Consumer	3,497	5,087	7,632
Filmed Entertainment	1,736	1,593	2,955
Eliminations	(46)	(35)	(153)
Total Revenues	$12,269	$16,622	$29,213

	Successor	Predecessor
	Period From August 7 - December 31,	Period From January 1 - August 6,	Year Ended December 31,
	2025	2025	2024
Adjusted OIBDA:
TV Media	$1,628	$2,067	$4,348
Direct-to-Consumer	77	153	(497)
Filmed Entertainment	(132)	(100)	(96)
Corporate/Eliminations	(215)	(212)	(427)
Stock-based compensation (a)	(91)	(99)	(210)
Total Adjusted OIBDA	1,267	1,809	3,118
Depreciation and amortization	(590)	(204)	(392)
Programming charges	(41)	—	(1,118)
Impairment charges	—	(157)	(6,130)
Restructuring, transaction-related items, and other corporate matters (a)	(731)	(454)	(747)
Gain on dispositions	—	35	—
Total Operating Income (Loss)	$(95)	$1,029	$(5,269)
(a) For the Successor period from August 7 - December 31, 2025, and the Predecessor periods from January 1 - August 6, 2025 and the year ended December 31, 2024, stock-based compensation expense of $69 million, $14 million, and $35 million, respectively, is included in “Restructuring, transaction-related items, and other corporate matters.”

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
TV Media

	Successor	Predecessor	Supplemental Pro Forma (a)	Predecessor
	Period From August 7 - December 31,	Period From January 1 - August 6,	Year Ended December 31,		2025 Supplemental Pro Forma vs. 2024 Increase/(Decrease)
TV Media	2025	2025	2025	2024	$	%
Advertising	$2,952	$4,180	$7,132	$8,180	$(1,048)	(13)%
Affiliate and subscription	2,786	4,302	7,088	7,647	(559)	(7)
Licensing and other	1,344	1,495	2,839	2,952	(113)	(4)
Total Revenues	7,082	9,977	$17,059	18,779	$(1,720)	(9)%

Content costs	3,464	4,956		9,199
Advertising and marketing	247	328		689
Other (b)	1,743	2,626		4,543
Expenses	5,454	7,910		14,431

Adjusted OIBDA	$1,628	$2,067		$4,348

	Successor	Predecessor	Supplemental Pro Forma (a)	Predecessor
	Period From August 7 - December 31,	Period From January 1 - August 6,	Year Ended December 31,		2025 Supplemental Pro Forma vs. 2024 Increase/(Decrease)
Advertising revenues	2025	2025	2025	2024	$	%
Domestic	$2,526	$3,585	$6,111	$6,976	$(865)	(12)%
International	426	595	1,021	1,204	(183)	(15)
Total	$2,952	$4,180	$7,132	$8,180	$(1,048)	(13)%
(a) Supplemental Pro Forma Revenues for the year ended December 31, 2025 reflect the combination of the Successor period from August 7 - December 31, 2025 and the Predecessor period from January 1 - August 6, 2025. While the Successor and Predecessor periods are distinct reporting periods, revenues were not impacted by the pushdown of the Ultimate Parent’s basis and are supplementally presented on a combined basis to help investors view these revenues in a manner consistent with our management.
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

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Revenues
Advertising
Advertising revenues during the Successor and Predecessor periods in 2025 and 2024 were impacted by declines in the linear advertising market. The Predecessor period in 2025 benefited from CBS’ broadcast of the Semifinals and National Championship games of the NCAA Division I Men’s Basketball Championship (“NCAA Tournament”), which we have the rights to broadcast every other year. The year ended December 31, 2024 benefited from CBS’s broadcast of Super Bowl LVIII in the first quarter of 2024, amounts recognized relating to the underreporting of revenue by an international sales partner in previous periods, and political advertising associated with the 2024 U.S. Presidential election. We have the rights to broadcast the Super Bowl on a rotational basis with other networks, and therefore did not have a comparable broadcast in 2025.

On a pro forma basis, the 13% decrease includes decreases of 7% from the comparison to our broadcast of the Super Bowl in 2024, 2% from lower political advertising and 2% from the comparison against amounts recognized in 2024 relating to the underreporting of revenue by an international sales partner in previous periods. These decreases were partially offset by an increase of 1% from the broadcast of the NCAA Tournament games discussed above. Pro forma domestic and international advertising revenues decreased 12% and 15%, respectively.

Affiliate and Subscription
Affiliate and subscription revenues during the Successor and Predecessor periods in 2025 and 2024 were impacted by declines in linear subscribers.

On a pro forma basis, affiliate and subscription revenues decreased 7%, reflecting the impact from linear subscriber declines.

Expenses
Content costs for the Successor period reflect a net reduction in programming assets resulting from the pushdown of the Ultimate Parent’s basis and for the year ended December 31, 2024 include costs associated with the 2024 Super Bowl broadcast.

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

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Direct-to-Consumer

	Successor	Predecessor	Supplemental Pro Forma (a)	Predecessor
	Period From August 7 - December 31,	Period From January 1 - August 6,	Year Ended December 31,		2025 Supplemental Pro Forma vs. 2024 Increase/(Decrease)
Direct-to-Consumer	2025	2025	2025	2024	$	%
Advertising	$853	$1,146	$1,999	$2,114	$(115)	(5)%
Subscription	2,643	3,940	6,583	5,506	1,077	20
Licensing (b)	1	1	2	12	(10)	(83)
Total Revenues	3,497	5,087	$8,584	7,632	$952	12%

Content costs	1,767	2,712		4,415
Advertising and marketing	656	749		1,341
Other (c)	997	1,473		2,373
Expenses	3,420	4,934		8,129

Adjusted OIBDA	$77	$153		$(497)

	Successor	Predecessor	Supplemental Pro Forma (a)	Predecessor
	Period From August 7 - December 31,	Period From January 1 - August 6,	Year Ended December 31,		2025 Supplemental Pro Forma vs. 2024 Increase/(Decrease)
Paramount+ (Global)	2025	2025	2025	2024	$	%
Revenues	$2,897	$4,166	$7,063	$5,896	$1,167	20%
(a) Supplemental Pro Forma Revenues for the year ended December 31, 2025 reflects the combination of the Successor period from August 7 - December 31, 2025 and the Predecessor period from January 1 - August 6, 2025. While the Successor and Predecessor periods are distinct reporting periods, revenues were not impacted by the pushdown of the Ultimate Parent’s basis and are supplementally presented on a combined basis to help investors view these revenues in a manner consistent with our management.
(b) Primarily reflects revenues from the sublicensing of content by BET+.
(c) Other segment expenses for our Direct-to-Consumer segment include employee compensation; revenue-sharing costs, including for third-party distribution; costs for occupancy, technology, and professional services; and other costs associated with our operations.

(in millions) At December 31,	Successor	Predecessor
	2025	2024	Increase/(Decrease)
Paramount+ (Global)
Subscribers (a)	78.9	76.1	2.8	4%
(a) Subscribers include customers who are registered for Paramount+, either directly through our owned and operated apps and websites, or through third-party distributors. Subscribers also include customers who are provided with access through a subscription bundle with a domestic linear video streaming service (vMVPD) or an international third-party distributor. Beginning in the fourth quarter of 2025, our subscriber count includes only paid subscriptions, and accordingly the subscriber count in each of the periods above excludes customers registered in a free trial, which totaled 1.4 million as of December 31, 2024. Subscriber counts reflect the number of subscribers as of the applicable period-end date.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Revenues
Advertising
Advertising revenues during the 2025 periods reflect the impact on pricing from new digital advertising entrants in the marketplace and in 2024 benefited from political revenues associated with the 2024 U.S. Presidential election and the broadcast of Super Bowl LVIII in the first quarter of 2024.

On a pro forma basis, the 5% decrease in advertising revenues reflects decreases of 3% associated with lower political advertising and 2% from the comparison against revenues from Super Bowl LVIII in the first quarter of 2024.

Subscription
Subscription revenues during the Successor and Predecessor periods in 2025 and 2024 benefited from growth in subscribers and pricing for Paramount+. The 20% growth on a pro forma basis reflects these factors. Paramount+ subscribers of 78.9 million at December 31, 2025 increased 2.8 million from 76.1 million at December 31, 2024. Beginning in the fourth quarter of 2025, our reported subscriber count includes only paid subscriptions, while previously reported amounts also included customers registered in a free trial, which totaled 1.4 million as of December 31, 2024.
Expenses
Content costs for the Successor period reflect ongoing investment in original programming and a net reduction in programming assets resulting from the pushdown of the Ultimate Parent’s basis. The 2024 Predecessor period includes costs associated with our broadcast of Super Bowl LVIII in the first quarter of 2024.
Advertising and marketing expenses for each period primarily include costs to promote Paramount+ original series.
Other expenses for the Successor and Predecessor periods in 2025 include revenue sharing costs related to revenues for our streaming services, which increased on a pro forma basis.

Adjusted OIBDA
Adjusted OIBDA during the 2025 periods benefited from the pro forma revenue growth.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Filmed Entertainment

	Successor	Predecessor		Supplemental Pro Forma (a)
	Period From August 7 - December 31,	Period From January 1 - August 6,	Year Ended December 31,	Year Ended December 31,		Pro Forma Increase/(Decrease)
Filmed Entertainment	2025	2025	2024	2025	2024	$	%
Theatrical	$154	$475	$813	$629	$813	$(184)	(23)%
Licensing and other	1,579	1,112	2,126	3,194	3,184	10	—
Advertising (b)	3	6	16	9	16	(7)	(44)
Total Revenues	1,736	1,593	2,955	$3,832	$4,013	$(181)	(5)%

Content costs	1,287	846	1,496
Advertising and marketing	299	417	783
Other (c)	282	430	772
Expenses	1,868	1,693	3,051

Adjusted OIBDA	$(132)	$(100)	$(96)
(a) Supplemental Pro Forma Revenues for the year ended December 31, 2025 reflect the combination of the Successor period and the Predecessor period from January 1 - August 6, 2025, and for each Predecessor period Licensing and other and Total Revenues include pro forma adjustments to include Skydance revenues after the elimination of intercompany revenues from Paramount Global. While the Successor and Predecessor periods are distinct reporting periods, revenues were not impacted by the pushdown of the Ultimate Parent’s basis and are supplementally presented on a pro forma combined basis to help investors view revenues in a manner consistent with our management. See Supplemental Pro Forma Revenues-Filmed Entertainment for calculations of these pro forma revenue amounts.
(b) Primarily reflects advertising revenues earned from the use of Filmed Entertainment content on third-party digital platforms.
(c) Other segment expenses for our Filmed Entertainment segment include employee compensation; costs relating to the distribution of our content; costs for occupancy, technology, and professional services; and other costs associated with our operations.
Revenues
Theatrical
Theatrical revenues during the Successor period included revenues from the releases of The SpongeBob Movie: Search for SquarePants, Regretting You, The Running Man, and The Naked Gun. Theatrical revenues during the Predecessor period from January 1, 2025 - August 6, 2025 benefited from the second quarter 2025 release of Mission: Impossible-The Final Reckoning and the fourth quarter 2024 release of Sonic the Hedgehog 3, which also benefited 2024 revenues, along with the releases of Gladiator II, A Quiet Place: Day One, and Transformers One. On a pro forma basis, the 23% decrease reflects the mix of releases in each year.

Licensing and Other
Licensing and other revenues during the Successor period include Skydance revenues.
Expenses
Content costs for the Successor period include costs associated with Skydance’s content.
Advertising and marketing costs reflect the mix of releases in each period.
Other expenses for the Successor and Predecessor periods in 2025 reflect the impact of cost savings initiatives and for the Successor period include costs associated with Skydance.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Adjusted OIBDA
Adjusted OIBDA in each of the periods reflects the impact from recent theatrical releases.
Supplemental Pro Forma Revenues—Filmed Entertainment
While the Successor and Predecessor periods in 2025 are distinct reporting periods, revenues were not impacted by the pushdown of the Ultimate Parent’s basis so are supplementally presented on a pro forma combined basis, with the addition of Skydance in the Predecessor period, to help investors view our 2025 revenues in a manner consistent with our management.

The table below presents the calculations of Pro Forma Revenues for the Filmed Entertainment segment.
Filmed Entertainment

	Year Ended December 31, 2025				Year Ended December 31, 2024
	Period From August 7 - December 31	Period From January 1 - August 6		Pro forma (b)	Predecessor	Adjustments (a)	Pro forma (b)	Pro forma Increase/(Decrease)
	Successor	Predecessor	Adjustments (a)					$	%
Revenues by Type:
Theatrical	$154	$475	$—	$629	$813	$—	$813	$(184)	(23)%
Licensing and other	1,579	1,112	503	3,194	2,126	1,058	3,184	10	—
Advertising	3	6	—	9	16	—	16	(7)	(44)
Total Revenues	$1,736	$1,593	$503	$3,832	$2,955	$1,058	$4,013	$(181)	(5)%
(a)Reflects Skydance revenues after the elimination of intercompany revenues from Paramount Global during the applicable Predecessor period.
(b)Supplemental Pro Forma Revenues for the year ended December 31, 2025 reflect the combination of the Successor period with the Predecessor period from January 1-August 6, 2025, and for each Predecessor period, Licensing and other and Total Revenues include pro forma adjustments to include Skydance revenues after the elimination of intercompany revenues from Paramount Global.
Liquidity and Capital Resources
Sources and Uses of Cash
We project anticipated cash requirements for our operating, investing and financing needs as well as cash flows expected to be generated and available to meet these needs. Our operating needs include, among other items, expenditures for content for our broadcast and cable networks and streaming services, including television and film programming, sports rights, and talent contracts, as well as advertising and marketing costs to promote our content and platforms; payments for leases, interest, and income taxes; and pension funding obligations. Certain of our cash requirements discussed above are associated with long-term contractual commitments (see Notes 10 and 18 to the consolidated financial statements).

Our investing and financing spending includes capital expenditures; acquisitions; funding of investments, including our streaming joint venture, SkyShowtime, under which we and our joint venture partner committed to support initial operations over a multiyear period; discretionary share repurchases; dividends; and principal payments on our outstanding indebtedness. Our long-term debt obligations due over the next five years were $3.34 billion as of December 31, 2025 (see Note 9 to the consolidated financial statements). We routinely assess our capital structure and opportunistically enter into transactions to manage our outstanding debt maturities, which could result in a charge from the early extinguishment of debt.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Funding for both our short-term and long-term operating, investing and financing needs will come primarily from cash flows from operating activities, cash and cash equivalents, which were $3.27 billion as of December 31, 2025, and our ability to refinance our debt. Any additional cash funding requirements are financed with short-term borrowings, including commercial paper, and long-term debt. To the extent that commercial paper is not available to us, the borrowing capacity under our $3.50 billion Credit Facility described below is sufficient to satisfy short-term borrowing needs. In addition, if necessary, we can increase our liquidity position by reducing non-committed spending.

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
Cash Flows
The changes in cash and cash equivalents were as follows:

	Successor	Predecessor
	Period From August 7 - December 31,	Period From January 1 - August 6,	Year Ended December 31,
	2025	2025	2024
Net cash flow provided by operating activities	$485	$164	$752
Net cash flow (used for) provided by investing activities from:
Continuing operations	(160)	(276)	(43)
Discontinued operations	—	—	55
Net cash flow (used for) provided by investing activities	(160)	(276)	12
Net cash flow used for financing activities	(911)	(159)	(507)
Effect of exchange rate changes on cash and cash equivalents	9	70	(56)
Net (decrease) increase in cash and cash equivalents	$(577)	$(201)	$201
Operating Activities. Net cash flow provided by operating activities includes payments of $95 million and $111 million to fund the Company’s qualified pension plans in the 2025 Successor and Predecessor periods, respectively. Additionally, net cash flow provided by operating activities includes payments of $233 million for the period from August 7 - December 31, 2025 (Successor), $226 million for the period from January 1 - August 6, 2025 (Predecessor), and $325 million for the year ended December 31, 2024 (Predecessor), associated with restructuring, transaction-related costs and transformation initiatives, including the unification and evolution of systems and platforms, and migration to the cloud. For 2024 this amount is net of insurance recoveries received related to litigation associated with the 2019 merger of Viacom Inc. and CBS Corporation.
We are currently undergoing significant transformational activities that are expected to include up to approximately $800 million of costs to be incurred in 2026. These costs will include severance payments resulting from our restructuring actions, capital expenditures to transform our streaming platform, global enterprise systems and office facilities, and professional fees incurred in connection with these initiatives.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Investing Activities

	Successor	Predecessor
	Period From August 7 - December 31,	Period From January 1 - August 6,	Year Ended December 31,
	2025	2025	2024
Investments	$(33)	$(205)	$(326)
Capital expenditures (a)	(162)	(134)	(263)
Acquisitions, net of cash acquired	(60)	—	—
Proceeds from dispositions (b)	95	66	554
Other investing activities	—	(3)	(8)
Net cash flow used for investing activities from continuing operations	(160)	(276)	(43)
Net cash flow provided by investing activities from discontinued operations (c)	—	—	55
Net cash flow (used for) provided by investing activities	$(160)	$(276)	$12
(a) Includes payments associated with the implementation of our transformation initiatives of $1 million for the 2025 Successor period, $2 million for the 2025 Predecessor period, and $22 million for 2024.
(b) 2025 Successor period primarily reflects the proceeds received from the sale of Telefe in Argentina in October 2025. 2025 Predecessor period primarily reflects proceeds received from the disposition of a noncore business. 2024 primarily reflects the gross proceeds of $508 million received from the sale of our 13% interest in Viacom18. All periods include the collection of receivables associated with the 2022 sale of a 37.5% interest in The CW.
(c) 2024 reflects additional proceeds received from working capital adjustments related to the sale of Simon & Schuster in 2023.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Financing Activities

	Successor	Predecessor
	Period From August 7 - December 31,	Period From January 1 - August 6,	Year Ended December 31,
	2025	2025	2024
Repayment of debt	$—	$—	$(126)
Repayment of Skydance credit facility	(720)	—	—
Dividends paid on preferred stock	—	—	(29)
Dividends paid on common stock	(90)	(101)	(139)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(92)	(26)	(60)
Payments to noncontrolling interests	(5)	(32)	(127)
Other financing activities	(4)	—	(26)
Net cash flow used for financing activities	$(911)	$(159)	$(507)
Dividends
Common Stock Dividends
The following table presents dividends declared per share and total dividends for Paramount Skydance Corporation Class B Common Stock for the Successor period and Paramount Global’s Class A and Class B Common Stock for the Predecessor periods.

	Successor	Predecessor
	Period From August 7 - December 31,	Period From January 1 - August 6,	Year Ended December 31,
	2025	2025	2024
Class A and Class B Common Stock
Dividends declared per common share	$.10	$.10	$.20

Total common stock dividends	$114	$70	$138
Mandatory Convertible Preferred Stock
During the first quarter of 2024, the final dividend on Paramount Global’s 5.75% Series A Mandatory Convertible Preferred Stock was declared, at a rate of $1.4375 per share, resulting in total dividends of $14 million, which were paid on April 1, 2024.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Capital Structure
The following table sets forth our debt, which was recorded at its fair value on the closing date of the Transactions and the NAI Transaction on August 7, 2025.

	Successor (a)	Predecessor
	At	At
	December 31, 2025	December 31, 2024
Senior debt	$12,038	$12,868
Junior debt	1,617	1,633
Obligations under finance leases	3	—
Total debt (b)	13,658	14,501
Less current portion	433	—
Total long-term debt, net of current portion	$13,225	$14,501
(a) In connection with the pushdown of the Ultimate Parent’s basis, our debt was recorded at fair value, which resulted in a decrease to our total debt balance of $898 million, reflecting the reversal of a net unamortized discount of $390 million and unamortized deferred financing fees of $71 million, and a reduction of $1.36 billion to adjust our debt to its fair value. The adjustments to fair value for each of our senior and junior debt issuances are being amortized over the remaining term of the applicable issuance within interest expense.
(b) At December 31, 2025 (Successor), our senior and junior debt balances were net of unamortized fair value adjustments totaling $1.32 billion. At December 31, 2024 (Predecessor), the senior and junior debt balances included a net unamortized discount of $401 million and unamortized deferred financing costs of $74 million. The face value of our total debt at both December 31, 2025 (Successor) and December 31, 2024 (Predecessor) was $14.98 billion.
Senior Debt
At December 31, 2025 (Successor), our senior debt was comprised of senior notes and debentures due between 2026 and 2050 with interest rates ranging from 2.90% to 7.875%.

In January 2026, we repaid our $347 million of 4.0% senior notes at maturity.
During the fourth quarter of 2024 (Predecessor), we redeemed our $126 million of outstanding 4.75% senior notes due in 2025 at par.

Junior Debt
At December 31, 2025 (Successor), our junior debt was comprised of $628 million 6.25% junior subordinated debentures due 2057 and $989 million 6.375% junior subordinated debentures due 2062.

The 6.25% junior subordinated debentures accrue interest at the stated fixed rate until February 28, 2027, on which date the rate will switch to a floating rate. Under the terms of the debentures the floating rate is based on three-month LIBOR plus 3.899%, reset quarterly, however, with the phasing out of LIBOR and the passage of the Adjustable Interest Rate (LIBOR) Act, signed into law on March 15, 2022, it is expected that the 6.25% junior subordinated debentures due 2057 will, upon switching to a floating rate, bear interest at a replacement rate based on three-month CME Term Secured Overnight Financing Rate (SOFR). These debentures can be called by us at par at any time after the expiration of the fixed-rate period.

The interest rate on the 6.375% junior subordinated debentures will reset on March 30, 2027, and every five years thereafter to a fixed rate equal to the 5-year Treasury Rate (as defined pursuant to the terms of the debentures) plus a spread of 3.999% from March 30, 2027, 4.249% from March 30, 2032 and 4.999% from March 30, 2047. These

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
debentures can be called by us at par plus a make whole premium any time before March 30, 2027, or at par on March 30, 2027 or on any interest payment date thereafter.

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

The tables below present summarized standalone financial information for Paramount Skydance Corporation, the parent guarantor, and Paramount Global, the issuer (jointly the “Obligor Group”) on a combined basis after elimination of intercompany transactions and balances, and do not include nonguarantor and nonissuer subsidiaries. This summarized financial information has been prepared and presented pursuant to the Securities and Exchange Commission Regulation S-X Rule 13-01, “Financial Disclosures about Guarantors and Issuers of Guaranteed Securities” and is not intended to present the financial position or results of operations of the Obligor Group in accordance with U.S. GAAP.

Summarized Statement of Operations
Successor
Period From August 7 - December 31,
2025
Operating loss	$(82)
Interest expense, net	$(306)
Intercompany interest	$(132)
Net loss	$(546)

Summarized Balance Sheet
Successor
At
December 31, 2025
Current assets	$1,350
Noncurrent assets	$293
Debt, current	$432
Current liabilities	$664
Long-term debt	$13,223
Noncurrent liabilities	$2,222
Notes payable to nonguarantor subsidiaries	$975

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Commercial Paper
At both December 31, 2025 (Successor) and December 31, 2024 (Predecessor), we had no outstanding commercial paper borrowings.

Credit Facility
On August 7, 2025, in connection with the closing of the Transactions and pursuant to the August 2024 amendment to the Credit Facility (which is further described below), Paramount Skydance Corporation entered into a joinder agreement pursuant to which it joined Paramount Global’s revolving credit facility (the “Credit Facility”). The Credit Facility provides for a $3.50 billion commitment until January 2027, at which point the commitment will be reduced to $3.44 billion through maturity in January 2028. The Credit Facility is used for general corporate purposes and to support commercial paper borrowings, if any. We may, at our option, also borrow in certain foreign currencies up to specified limits under the Credit Facility. Borrowing rates under the Credit Facility are determined at the time of each borrowing and are generally based on either the prime rate in the U.S. or an applicable benchmark rate plus a margin (based on our senior unsecured debt rating), depending on the type and tenor of the loans entered into. The benchmark rate for loans denominated in U.S. dollars is Term SOFR, and for loans denominated in euros, sterling and yen is based on EURIBOR, SONIA and TIBOR, respectively. At December 31, 2025, we had no borrowings outstanding under the Credit Facility and the availability under the Credit Facility was $3.50 billion.

The Credit Facility has one principal financial covenant which sets a maximum Consolidated Total Leverage Ratio (“Leverage Ratio”) at the end of each quarter. The maximum Leverage Ratio was 4.75x for the quarter ended December 31, 2025 and will decrease to 4.5x for the quarter ending March 31, 2026, and will remain at this level until maturity. The Leverage Ratio reflects the ratio of our Consolidated Indebtedness, net of unrestricted cash and cash equivalents at the end of a quarter, to our Consolidated EBITDA (each as defined in the credit agreement) for the trailing twelve-month period. In May 2025, Paramount Global entered into an amendment to the Credit Facility, which increased the maximum amount of unrestricted cash and cash equivalents that can be netted against Consolidated Indebtedness, in the calculation of the Leverage Ratio, from $1.50 billion to $3.0 billion and amended the definition of Consolidated EBITDA to include an additional add-back (which is capped at 15% of Consolidated EBITDA after giving effect to such add-back) for cash items associated with provisions for restructuring or other business optimization programs, litigation and environmental reserves and losses on the disposition of businesses. We met the covenant as of December 31, 2025.

The Credit Facility also includes a provision that the occurrence of a change of control will be an event of default that would give the lenders the right to accelerate any outstanding loans and terminate their commitments. In August 2024, Paramount Global entered into amendments to the Credit Facility and the $1.9 billion standby letter of credit facility (see Guarantees—Letters of Credit and Surety Bonds), which, among other things, revised the change of control provision and related definitions to reflect the ownership structure of the Company after giving effect to the Transactions and the NAI Transaction. These amendments became operative upon closing of the Transactions.

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

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Other Bank Borrowings
At both December 31, 2025 (Successor) and December 31, 2024 (Predecessor), there were no outstanding bank borrowings under Miramax’s $50 million credit facility that matures in November 2027.
Guarantees
Letters of Credit and Surety Bonds
At December 31, 2025, we had outstanding letters of credit and surety bonds of $235 million that were not recorded on the Consolidated Balance Sheet, as well as a $1.9 billion standby letter of credit facility. In accordance with the contractual requirements of one of our commitments, the letter of credit outstanding under this facility increases and decreases consistent with the related contractual commitment. The amount outstanding was zero at December 31, 2025 and $1.82 billion in January 2026. Letters of credit and surety bonds are primarily used as security against non-performance in the normal course of business under contractual requirements of certain of our commitments. The standby letter of credit facility, which matures in May 2027, is subject to provisions similar to the Credit Facility, including the same principal financial covenant (see Credit Facility above).

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
Critical Accounting Estimates
The preparation of our financial statements in conformity with generally accepted accounting principles requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amount of revenues and expenses during the reporting period. On an ongoing basis, we evaluate these estimates, which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions.

We consider the following accounting policies to be the most critical as they are important to our financial condition and results of operations, and require significant judgment and estimates on the part of management in their application. The risks and uncertainties involved in applying our critical accounting policies are provided below. Unless otherwise noted, we applied our critical accounting policies and estimation methods consistently in all material respects and for all periods presented, and have discussed such policies with our Audit Committee. For a summary of our significant accounting policies, see Note 1 to the consolidated financial statements.

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
The allocation of the Ultimate Parent’s basis as of August 7, 2025 to Paramount Global’s assets, liabilities and noncontrolling interests requires the use of significant judgments to determine the inputs used to calculate the estimated fair values, including long-term projections, discount rates, royalty rates, and decay rates. These fair value estimates may differ based upon the finalization of appraisals and other valuation analyses, which are expected no later than one year from the Closing Date. Refer to Note 2 to the consolidated financial statements for additional discussion of the valuation methodologies used to calculate the preliminary estimated fair values.

Revenue Recognition
Revenue is recognized when control of a good or service is transferred to a customer in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Judgments are made in determining the timing of revenue recognition for certain contracts containing bundled advertising sales or bundled content licenses. See Note 1 to the consolidated financial statements for our revenue recognition accounting policies.

Advertising Revenues—Advertising revenues are recognized when the advertising spots are aired on television or streamed or displayed on digital platforms. For advertising contracts that include a guarantee to deliver a targeted audience rating or number of impressions, the delivery of the advertising spots that achieve the guarantee represents the performance obligation to be satisfied over time and revenues are recognized based on the proportion of the audience rating or impressions delivered to the total guaranteed in the contract. To the extent the amounts billed exceed the amount of revenue recognized, such excess is deferred until the guaranteed audience ratings or impressions are delivered.

Affiliate Revenues—The performance obligation for our affiliate agreements is a license to our programming provided through the continuous delivery of live linear feeds and, for agreements with certain distributors, also includes a license to programming for video-on-demand viewing. Affiliate revenues are recognized over the term of the agreement as we satisfy our performance obligation by continuously providing our customer with the right to use our programming. For agreements that provide for a variable fee, revenues are determined each month based on an agreed upon contractual rate applied to the number of subscribers to our customer’s service. For agreements that provide for a fixed fee, revenues are recognized based on the relative fair value of the content provided over the term of the agreement. These agreements primarily include agreements with television stations affiliated with the CBS Television Network (“network affiliates”) for which fair value is determined based on the fair value of the network affiliate’s service and the value of our programming.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Content Licensing Revenues—For licenses of exhibition rights for internally-produced programming, each individual episode or film delivered represents a separate performance obligation and revenues are recognized when the episode or film is made available to the licensee for exhibition and the license period has begun. For license agreements that include delivery of content on one or more dates for a fixed fee, consideration is allocated based on the relative value of each episode or film, which is determined based on licenses for comparable content within the marketplace.

Film and Television Production and Programming Costs
Costs incurred to produce television programs and feature films are capitalized when incurred and amortized over the projected life of each television program or feature film. The costs incurred to acquire television series and feature film programming rights, including advances, are capitalized when the license period has begun and the program is accepted and available for airing. The costs of programming rights licensed under multi-year sports programming agreements are capitalized if the rights payments are made before the related economic benefit has been received. Licensed programming rights, including rights for sports programming, are expensed over the shorter of the license period or the period in which an economic benefit is expected to be derived.

We categorize our capitalized production and programming costs based on the expected predominant monetization strategy throughout the life of the content. Our programming that is expected to be predominantly monetized through its initial distribution on third-party platforms is considered individually monetized and our programming that is expected to be predominantly monetized on our networks and streaming services or through licensing together with other programming is considered to be monetized as part of a film group. The predominant monetization strategy is determined when capitalization of production costs commences and is reassessed if there is a significant change to the expected future monetization strategy. This reassessment will include an assessment of the monetization strategy throughout the entire life of the programming.

For internally-produced television programs and feature films that are predominantly monetized on an individual basis, we use an individual-film-forecast computation method to amortize capitalized production costs and to accrue estimated liabilities for participations and residuals over the applicable title’s life cycle based upon the ratio of current period revenues to estimated remaining total gross revenues to be earned (“Ultimate Revenues”) for each title. Management’s judgment is required in estimating Ultimate Revenues and the costs to be incurred throughout the life of each television program or feature film. These estimates are used to determine the timing of amortization of capitalized production costs and expensing of participation and residual costs.

For television programming, our estimate of Ultimate Revenues includes revenues to be earned within 10 years from the delivery of the first episode, or, if still in production, five years from the delivery of the most recent episode, if later. These estimates are based on the past performance of similar television programs in a market, the performance in the initial markets and future firm commitments to license programs.

For feature films, our estimate of Ultimate Revenues includes revenues from all sources that are estimated to be earned within 10 years from the date of a film’s initial release. Prior to the release of feature films, we estimate Ultimate Revenues based on the historical performance of similar content and pre-release market research (including test market screenings), as well as factors relating to the specific film, including the expected number of theaters and markets in which the original content will be released, the genre of the original content and the past box office performance of the lead actors and actresses. For films intended for theatrical release, we believe the performance during the theatrical exhibition is the most sensitive factor affecting our estimate of Ultimate Revenues as subsequent markets have historically exhibited a high correlation to theatrical performance. Upon a film’s initial release, we update our estimate of Ultimate Revenues based on actual and expected future

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
performance. Our estimates of revenues from succeeding windows and markets are revised based on historical relationships to theatrical performance and an analysis of current market trends. We also review and revise estimates of Ultimate Revenue and participation costs as of each reporting date to reflect the most current available information.

For acquired television and film libraries, our estimate of Ultimate Revenues includes revenues to be earned within 20 years from the date of acquisition.

For programming that is predominantly monetized as part of a film group, capitalized costs are amortized based on an estimate of the timing of our usage of and benefit from such programming. Such estimates require management’s judgment and include consideration of factors such as expected revenues to be derived from the programming, the expected number of future airings, and, for licensed programming, the length of the license period. If initial airings are expected to generate higher revenues, an accelerated method of amortization is used. These estimates are periodically reviewed and updated based on information available throughout the contractual term or life of each program.

For content that is predominantly monetized on an individual basis, a television program or feature film is tested for impairment when events or circumstances indicate that its fair value may be less than its unamortized cost. If the result of the impairment test indicates that the carrying value exceeds the estimated fair value, an impairment charge will then be recorded for the amount of the difference. Content that is predominantly monetized within a film group is assessed for impairment at the film group level and would similarly be tested for impairment if circumstances indicate that the fair value of the film group is less than its unamortized costs. A change in the monetization strategy of content, whether monetized individually or as part of a film group, will result in a reassessment of the predominant monetization strategy and may trigger an assessment of the content for impairment. Any resulting impairment test will be performed either at the individual level or at the film group level where the future cash flows will be generated. In addition, unamortized costs for internally-produced or licensed programming that has been abandoned are written off.

Goodwill Impairment Tests
Our goodwill of $1.6 billion at December 31, 2025 was primarily established as a result of the NAI Transaction, which required the net assets of Paramount Global to be recorded at the Ultimate Parent’s basis on August 7, 2025. We perform a fair value-based impairment test of goodwill on an annual basis, and also between annual tests if an event occurs or if circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Goodwill is tested for impairment at the reporting unit level, which is an operating segment, or one level below an operating segment (also known as a component). We aggregate components into a single reporting unit if they share similar economic characteristics. At December 31, 2025, we had four reporting units. The TV Media segment is comprised of two reporting units with $249 million of goodwill at December 31, 2025. The Direct-to-Consumer segment is comprised of one reporting unit, which is an aggregation of the Paramount+ and Pluto TV components, and had $1.27 billion of goodwill at December 31, 2025. The Filmed Entertainment segment is comprised of one reporting unit with $79 million of goodwill at December 31, 2025.

2025 Annual Impairment Test (Successor)
For the 2025 annual impairment test, we performed qualitative assessments for all of our reporting units with goodwill balances. For each reporting unit, we weighed the relative impact of reporting-unit-specific, industry, and macroeconomic factors, and considered changes in each since the estimated fair values of the reporting units were determined in connection with the pushdown of the Ultimate Parent's basis as of August 7, 2025. The reporting unit specific factors that were considered included updated financial forecasts, actual performance and changes to

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
the reporting units’ carrying amounts. We also considered significant industry trends and developments, as well as macroeconomic and market factors, including changes in interest rates and changes in our market capitalization.

Considering the aggregation of all relevant factors, including the proximity to the August 7, 2025 valuation, we concluded that it is not more likely than not that the fair values of our reporting units are less than their respective carrying values. Therefore, performing a quantitative impairment test for these reporting units was unnecessary.

Certain future events and circumstances, including deterioration of market conditions, increases in interest rates, and unfavorable impacts to the projections used in the valuations for our reporting units discussed above, including from changes in consumer behavior, a decrease in audience acceptance of our content and platforms, and delays or difficulties in achieving our profitability goals for our streaming services, could cause the fair values of these reporting units to fall below their respective carrying values and a noncash impairment charge would be required. Such a charge could have a material effect on the Consolidated Statement of Operations and Consolidated Balance Sheet.

2024 Impairment Tests (Predecessor)
In the second quarter of 2024, we performed an impairment test for our Cable Networks reporting unit and recorded a goodwill impairment charge of $5.98 billion, which represented the goodwill balance of the reporting unit prior to the impairment test. The estimated fair value of our Cable Networks reporting unit was based on the discounted cash flow method. The discounted cash flow method, which estimates fair value based on the present value of future cash flows, requires us to make various assumptions regarding the timing and amount of these cash flows, including growth rates, operating margins and capital expenditures for a projection period, plus the terminal value of the business at the end of the projection period. The assumptions about future cash flows were based on our internal forecasts of the applicable reporting unit, which incorporated our long-term business plans and historical trends. The terminal value was estimated using a long-term growth rate, which was based on expected trends and projections for the relevant industry. A discount rate was determined for the reporting unit based on the risks of achieving the future cash flows, including risks applicable to the industry and market as a whole, as well as the capital structure of comparable entities. For the impairment test of our Cable Networks reporting unit, we utilized a discount rate of 11% and a terminal value that was based on a long-term growth rate of (3)%.

The fair values of the remaining reporting units exceeded their respective carrying values and therefore no impairment charge was required. All of our reporting units, except for one, had fair values that exceeded their respective carrying values by less than 10%. The other reporting unit had a fair value that exceeded its carrying value by a significant amount. The estimated fair value of our CBS Entertainment reporting unit, which exceeded its carrying value by 4%, was based on both the discounted cash flow method and the traded values of comparable businesses utilizing an OIBDA multiple. The estimated fair value of our Paramount+ reporting unit, which exceeded its carrying value by 5%, was based on the traded and transaction values of comparable businesses utilizing revenue multiples. The estimated fair value of our Pluto TV reporting unit, which exceeded its carrying value by 4%, was based on the traded and transaction values of comparable businesses utilizing revenue multiples.

For the 2024 annual impairment test, we performed qualitative assessments for all of our reporting units with goodwill balances. For each reporting unit, we considered changes in the reporting-unit-specific industry, and macroeconomic factors since the second quarter quantitative impairment tests. Considering the aggregation of all relevant factors, we concluded that it is not more likely than not that the fair values of our reporting units are less than their respective carrying values. Therefore, performing a quantitative impairment test for these reporting units was unnecessary.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
FCC Licenses—Change in Accounting Estimate
FCC licenses have historically been classified as indefinite-lived intangible assets. However, as a result of sustained declines in industry projections, including in long-term growth rate assumptions, we reassessed this classification and determined that FCC licenses would be classified as finite-lived intangible assets. Accordingly, during the third quarter of 2025, we began amortizing FCC licenses on a straight-line basis over a period of 30 years. As of December 31, 2025 (Successor), the unamortized FCC licenses balance was $2.47 billion, which was included within “Intangible assets, net” on the Consolidated Balance Sheet.
FCC Licenses—Impairment Tests (Predecessor)
During each of the Predecessor periods presented we had 14 television markets with FCC licenses book values. We performed fair value-based impairment tests at the geographic market level on an annual basis, and also between annual tests if an event occurred or if circumstances changed that indicated that it was more likely than not that the fair value of FCC licenses in a certain market or markets were below their respective carrying values. We consider each geographic market, which is comprised of all of our television stations within that geographic market, to be a single unit of accounting because the FCC licenses at this level represent their highest and best use.
Quantitative impairment tests for our FCC licenses were performed using the Greenfield Discounted Cash Flow Method (“Greenfield Method”), which estimates the fair values of the licenses by valuing a hypothetical start-up station in the relevant market by adding discounted cash flows over a five-year build-up period to a residual value. The assumptions for the build-up period included industry projections of overall market revenues; the start-up station’s operating costs and capital expenditures, which were based on both industry and internal data; and average market share. The discount rate was determined based on the industry and market-based risk of achieving the projected cash flows, and the residual value was calculated using a long-term growth rate, which was based on projected long-range inflation and industry projections.

Interim Impairment Tests
During 2025 and 2024, we performed interim quantitative impairment tests in each of the below quarters. The number of markets tested, assumptions used in the Greenfield Method, and resulting impairments were as follows:

Test Period	Markets Tested	Discount Rate	Long-Term Growth Rate	Markets Impaired	Impairment
Second Quarter 2025	6	7.50%	(2)%	6	$157
Third Quarter 2024	14	7.50%	(2)%	5	$104
Second Quarter 2024	8	8%	—%	2	$15

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Annual Impairment Test (Predecessor)
For the 2024 annual impairment test, qualitative assessments were performed for nine television markets that we estimated had an aggregate fair value of FCC licenses that significantly exceeded their respective carrying values. For each market, we weighed the relative impact of market-specific and macroeconomic factors as well as the changes in these factors and their impact on discount rates and growth rates since our last quantitative test. The market-specific factors considered included recent projections by geographic market from both independent and internal sources for revenue and operating costs, as well as average market share. Based on the qualitative assessments, we concluded that it is not more likely than not that the fair values of the FCC licenses in each of these television markets were less than their respective carrying values. Therefore, performing a quantitative impairment test on these markets was unnecessary.

We performed a quantitative impairment test for the FCC licenses in the remaining five markets. The annual impairment tests indicated that the estimated fair values of FCC licenses in each of the markets were below their respective carrying values. Accordingly, we recorded an impairment charge of $22 million during the fourth quarter of 2024 to write down the carrying values of these FCC licenses. This impairment charge was primarily the result of updated market data. The discount rate and the long-term growth rate used in the annual test were 7.5% and (2)%, respectively.

In addition, in 2024 we performed a quantitative impairment test for our Australian broadcast licenses using the Greenfield Method, which indicated that the estimated fair value of these licenses was lower than their carrying value. Accordingly, we recorded an impairment charge of $8 million to write down the carrying value of these licenses to $13 million.

Legal Matters
Estimates of liabilities related to legal issues and predecessor operations, including asbestos and environmental matters, require significant judgments by management. We record an accrual for a loss contingency when it is both probable that a liability has been incurred and when the amount of the loss can be reasonably estimated. It is difficult to predict long-term future asbestos liabilities as events and circumstances may impact the estimate. The reasonably estimable period for our long-term asbestos liability is 10 years, which we determined in consultation with a third-party firm with expertise in estimating asbestos liability and is due to the inherent uncertainties in the tort litigation system. Our estimated asbestos liability is based upon many factors, including the number of outstanding claims, estimated average cost per claim, the breakdown of claims by disease type, historic claim filings, costs per claim of resolution and the filing of new claims, and is assessed in consultation with the third-party firm. Changes in circumstances in future periods could cause our actual liabilities for asbestos and/or environmental matters to be higher or lower than our current accruals. We will continue to evaluate our estimates and update our accruals as needed.

Pensions
Pension benefit obligations and net periodic pension costs are calculated using many actuarial assumptions. Two key assumptions used in accounting for pension liabilities and expenses are the discount rate and expected rate of return on plan assets. The discount rate is determined based on the yield on a portfolio of high quality bonds, constructed to provide cash flows necessary to meet our pension plans’ expected future benefit payments, as determined for the accumulated benefit obligation. The expected return on plan assets assumption is derived using the current and expected asset allocation of the pension plan assets and considering historical as well as expected returns on various classes of plan assets. A 25 basis point change in the discount rate would result in an estimated change to the accumulated benefit obligation of approximately $77 million and approximately $4 million to 2026

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
pension expense. A decrease in the expected rate of return on plan assets would increase pension expense. The estimated impact of a 25 basis point change in the expected rate of return on plan assets is a change of approximately $6 million to 2026 pension expense.

Income Taxes
We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes and evaluating our income tax positions.  When recording an interim worldwide provision for income taxes, an estimated effective tax rate for the year is applied to interim operating results.  In the event there is a significant or unusual item recognized in the quarterly operating results, the tax attributable to that item is separately calculated and recorded in the same quarter. Deferred tax assets and liabilities are recognized for the estimated future tax effects of temporary differences between the financial statement carrying amounts and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be reversed. We evaluate the realizability of deferred tax assets and establish a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized. While valuation allowances can require significant judgment, we believe the valuation allowance of $625 million at December 31, 2025 properly reduces our deferred tax assets to the amount that is more likely than not to be realized.

A number of years may elapse before a tax return containing tax matters for which a reserve has been established is audited and finally resolved. For positions taken in a previously filed tax return or expected to be taken in a future tax return, we evaluate each position to determine whether it is more likely than not that the tax position will be sustained upon examination, based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is subject to a measurement assessment to determine the amount of benefit to be recognized in the Consolidated Statement of Operations and the appropriate reserve to establish, if any. If a tax position does not meet the more-likely-than-not recognition threshold, a tax reserve is established and no benefit is recognized. We evaluate our uncertain tax positions quarterly based on many factors, including changes in tax laws and interpretations, information received from tax authorities, and other changes in facts and circumstances. Our income tax returns are routinely audited by U.S. federal and state as well as foreign tax authorities. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that the reserve for uncertain tax positions of $431 million at December 31, 2025 is properly recorded.
Market Risk
We are exposed to fluctuations in foreign currency exchange rates and interest rates and use derivative financial instruments to manage this exposure. In accordance with our policy, we do not use derivative instruments unless there is an underlying exposure and, therefore, we do not hold or enter into derivative financial instruments for speculative trading purposes.

Foreign Exchange Risk
We conduct business in various countries outside the U.S., resulting in exposure to movements in foreign exchange rates when translating from the foreign local currency to the U.S. dollar. In order to manage this exposure for currencies such as the British pound, the euro, the Canadian dollar and the Australian dollar, we enter into foreign currency forward contracts for periods generally up to 24 months. We designate forward contracts used to hedge committed and forecasted foreign currency transactions, including future production costs and programming obligations, as cash flow hedges. Gains or losses on the effective portion of designated cash flow hedges are initially recorded in other comprehensive income (loss) and reclassified to the statement of operations when the hedged item is recognized. We also enter into non-designated forward contracts to hedge non-U.S. dollar denominated assets, liabilities, and cash flows. The change in fair value of the non-designated contracts is included

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
in “Other items, net” on the Consolidated Statements of Operations. We manage the use of foreign exchange derivatives centrally.

During 2024, Paramount Global entered into a foreign currency option contract to mitigate the exchange rate risk of the Indian rupee-denominated sale of our interest in Viacom18. The option contract had a notional amount of 42.86 billion Indian rupees and was settled upon closing of the transaction in November 2024. Changes in the fair value of this hedge, which was a loss of $5 million for the year ended December 31, 2024, were recognized in “Other items, net” on the Consolidated Statement of Operations.

At December 31, 2025 (Successor) and December 31, 2024 (Predecessor), the notional amount of all foreign currency contracts was $3.14 billion and $2.75 billion, respectively. For 2025 (Successor), $2.74 billion related to future production costs and $407 million related to our foreign currency assets and liabilities. For 2024 (Predecessor), $2.39 billion related to future production costs and $358 million related to our foreign currency assets and liabilities.

Interest Risk
Interest rates on future long-term debt issuances are exposed to risk related to movements in long-term interest rates. Interest rate hedges may be used to modify this exposure at our discretion. There were no interest rate hedges outstanding at December 31, 2025 (Successor) or 2024 (Predecessor), but in the future we may use derivatives to manage our exposure to interest rates.

At December 31, 2025, the carrying value of our outstanding notes and debentures was $13.65 billion and the fair value was $13.2 billion. A 1% increase or decrease in interest rates would decrease or increase the fair value of our notes and debentures by approximately $742 million and $315 million, respectively.

Credit Risk
We continually monitor our positions with, and credit quality of, the financial institutions that are counterparties to our financial instruments. We are exposed to credit loss in the event of nonperformance by the counterparties to the agreements. However, we do not anticipate nonperformance by the counterparties.

Our receivables do not represent significant concentrations of credit risk at December 31, 2025 (Successor) or 2024 (Predecessor), due to the wide variety of customers, markets and geographic areas to which our products and services are sold.
Recently Adopted Accounting Pronouncements and Accounting Pronouncements Not Yet Adopted
See Note 1 to the consolidated financial statements.
Legal Matters
See Legal Matters section in Note 18 to the consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Information required by this item is presented in “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition—Market Risk.”

Item 8.	Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE
The following Consolidated Financial Statements and schedule of the registrant and its subsidiaries are submitted herewith as part of this report:
All other Schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the effectiveness of internal control over financial reporting, as such term is defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act. Paramount Skydance Corporation and its subsidiaries’ (the “Company”) internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of assets; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included herein.

PARAMOUNT SKYDANCE CORPORATION

By:	/s/ David Ellison
David Ellison Chairman and Chief Executive Officer

By:	/s/ Dennis Cinelli
Dennis Cinelli Chief Financial Officer

By:	/s/ Katherine Gill-Charest
Katherine Gill-Charest Executive Vice President, Controller and Chief Accounting Officer

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Paramount Skydance Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of Paramount Skydance Corporation and its subsidiaries (Successor) (the "Company") as of December 31, 2025, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for the period from August 7, 2025 to December 31, 2025, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the period from August 7, 2025 to December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for the change in control and valuation of certain trade names and affiliate relationships

As described in Notes 1 and 2 to the consolidated financial statements, on August 7, 2025, pursuant to a purchase and sale agreement dated July 7, 2024, certain affiliates of investors in Skydance Media, LLC (“Skydance”), comprised of entities controlled by the Ellison Family, and affiliates of RedBird Capital Partners (collectively the “NAI Equity Investors”), purchased all of the outstanding equity interests of Paramount Global’s controlling stockholder, National Amusements, Inc. (“NAI”) from the shareholders of NAI (the “NAI Transaction”). Also on August 7, 2025, following the completion of the NAI Transaction and pursuant to the Transaction Agreement dated as of July 7, 2024, Paramount Global and Skydance became wholly-owned subsidiaries of Paramount Skydance Corporation (the “Transactions”). The NAI Transaction resulted in a change in control of the Company’s Predecessor, Paramount Global, that established a new accounting basis, which reflects the estimated fair value of Paramount Global as indicated by the NAI Transaction and the Transactions. As a result, the net assets of Paramount Global were recorded at their fair value as of August 7, 2025, which included $1.5 billion of trade names and $1 billion of affiliate relationship assets. The fair value of the trade names was estimated by management using the relief from royalty valuation method and the fair value of the affiliate relationships was estimated by management using the multi-period excess earnings method. Significant judgments in these valuations included long-term projections, discount rates and royalty rates. The Company’s consolidated financial statements and footnote disclosures are presented in distinct periods to indicate the pushdown of the Ultimate Parent’s basis.

The principal consideration for our determination that accounting for the change in control and valuation of certain trade names and affiliate relationships is a critical audit matter are (1) the significant judgment by management when (a) determining the accounting treatment for the change in control and pushdown of the ultimate parent’s basis to the consolidated financial statements and (b) developing the fair value estimates of certain trade names and affiliate relationships as of the transaction date; (2) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating (a) management’s accounting for the change in control and pushdown of the ultimate parent’s basis, and (b) management’s significant assumptions related to long-term projections, royalty rates and discount rates; and (3) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the accounting for the change in control and pushdown of the ultimate parent’s basis, including controls over management’s valuation of certain trade names and affiliate relationships as of the transaction date. These procedures also included, among others, (i) evaluating the facts and circumstances considered by management in determining the appropriate accounting treatment for the change in control and pushdown of the ultimate parent’s basis as of the transaction date, (ii) testing management’s process for developing the fair value estimates of certain trade names and affiliate relationships, (iii) evaluating the appropriateness of the relief-from-royalty method and multi-period excess earnings method used by management, (iv) testing the completeness and accuracy of the underlying data used in the valuation methods, and (v) evaluating the reasonableness of the significant assumptions used by management related to long-term projections, discount rates and royalty rates. Evaluating management’s assumptions related to long-term projections involved considering (i) the current and past performance of Paramount Global; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the relief from royalty and multi-period excess earnings methods and (ii) the reasonableness of the discount rate and royalty rate assumptions.

Amortization of Certain Internally-Produced Television Programming Costs

As described in Notes 1 and 4 to the consolidated financial statements, programming that is expected to be predominantly monetized through its initial distribution on third-party platforms is considered individually monetized and programming that is expected to be predominantly monetized on the Company's networks and streaming services or through licensing together with other programming, is considered to be monetized as part of a film group. The Company's amortization of internally-produced television and film programming costs with individual monetization and film group monetization was $3.0 billion for the period from August 7, 2025 to December 31, 2025, a majority of which is attributable to the amortization of certain internally-produced television programming costs. For internally-produced television programs that are predominantly monetized on an individual basis, management uses an individual-film-forecast computation method to amortize capitalized production costs over the applicable title’s life cycle based upon the ratio of current period revenues to estimated remaining total gross revenues to be earned (“Ultimate Revenues”) for each title. For internally-produced television programming that is predominantly monetized as part of a film group, capitalized costs are amortized based on management’s estimate of the timing of the Company’s usage of and benefit from such programming.

The principal consideration for our determination that performing procedures relating to amortization of certain internally-produced television programming costs is a critical audit matter is a high degree of auditor effort in performing procedures related to the amortization of certain internally-produced television programming costs monetized individually and as part of a film group.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the amortization of certain internally-produced television programming costs. These procedures also included, among others (i) recalculating the amortization of certain internally-produced television programming costs on a sample basis and (ii) evaluating, on a test basis, whether the method used to amortize certain internally-produced television programming costs is reasonable by considering either a) information related to past performance of similar television programs in a market, the performance in the initial markets, and future firm commitments to license programs, or b) information related to estimated timing of the usage of content.

Procedures were also performed to test the completeness and accuracy of management's data used in the amortization of certain internally-produced television programming costs.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 25, 2026

We have served as the Company’s or its predecessor’s auditor since 1970.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Paramount Skydance Corporation
Opinions on the Financial Statements
We have audited the accompanying consolidated balance sheet of Paramount Global and its subsidiaries (Predecessor) (the “Company”) as of December 31, 2024 and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for the period from January 1, 2025 to August 6, 2025, and for each of the two years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the period from January 1, 2025 to August 6, 2025, and for each of the two years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Amortization of Certain Internally-Produced Television Programming Costs

As described in Notes 1 and 4 to the consolidated financial statements, programming that is expected to be predominantly monetized through its initial distribution on third-party platforms is considered individually monetized and programming that is expected to be predominantly monetized on the Company's networks and streaming services or through licensing together with other programming, is considered to be monetized as part of a film group. The Company's amortization of internally-produced television and film programming costs with individual monetization and film group monetization was $4.0 billion for the period from January 1, 2025 to August 6, 2025, a majority of which is attributable to the amortization of certain internally-produced television programming costs. For internally-produced television programs that are predominantly monetized on an individual basis, management uses an individual-film-forecast computation method to amortize capitalized production costs over the applicable title’s life cycle based upon the ratio of current period revenues to estimated remaining total gross revenues to be earned (“Ultimate Revenues”) for each title. For internally-produced television programming that is predominantly monetized as part of a film group, capitalized costs are amortized based on management’s estimate of the timing of the Company’s usage of and benefit from such programming.

The principal consideration for our determination that performing procedures relating to amortization of certain internally-produced television programming costs is a critical audit matter is a high degree of auditor effort in performing procedures related to the amortization of certain internally-produced television programming costs monetized individually and as part of a film group.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) recalculating the amortization of certain internally-produced television programming costs on a sample basis and (ii) evaluating, on a test basis, whether the method used to amortize certain internally-produced television programming costs is reasonable by considering either a) information related to past performance of similar television programs in a market, the performance in the initial markets, and future firm commitments to license programs, or b) information related to estimated timing of the usage of content. Procedures were also performed to test the completeness and accuracy of management's data used in the amortization of certain internally-produced television programming costs.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 25, 2026

We have served as the Company’s or its predecessor’s auditor since 1970.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Successor	Predecessor
	Period From August 7 - December 31,	Period From January 1 - August 6,	Year Ended December 31,
	2025	2025	2024	2023
Revenues	$12,269	$16,622	$29,213	$29,652
Costs and expenses:
Operating	8,408	11,287	19,437	20,017
Programming charges	41	—	1,118	2,371
Selling, general and administrative	2,594	3,526	6,658	7,245
Depreciation and amortization	590	204	392	418
Impairment charges	—	157	6,130	83
Restructuring, transaction-related items and other corporate matters	731	454	747	(31)
Total costs and expenses	12,364	15,628	34,482	30,103
Gain on dispositions	—	35	—	—
Operating income (loss)	(95)	1,029	(5,269)	(451)
Interest expense	(366)	(516)	(860)	(920)
Interest income	64	83	151	137
Gain (loss) from investments	(40)	—	(17)	168
Gain on extinguishment of debt	—	—	—	29
Other items, net	(39)	(92)	(182)	(216)
Earnings (loss) from continuing operations before income taxes and equity in loss of investee companies	(476)	504	(6,177)	(1,253)
Benefit from income taxes	40	79	305	361
Equity in loss of investee companies, net of tax	(104)	(171)	(291)	(360)
Net earnings (loss) from continuing operations	(540)	412	(6,163)	(1,252)
Net earnings from discontinued operations, net of tax	—	—	14	676
Net earnings (loss) (Parent and noncontrolling interests)	(540)	412	(6,149)	(576)
Net earnings attributable to noncontrolling interests	(46)	(447)	(41)	(32)
Net loss attributable to Parent	$(586)	$(35)	$(6,190)	$(608)

Amounts attributable to Parent:
Net loss from continuing operations	$(586)	$(35)	$(6,204)	$(1,284)
Net earnings from discontinued operations, net of tax	—	—	14	676
Net loss attributable to Parent	$(586)	$(35)	$(6,190)	$(608)

Basic net loss per common share attributable to Parent:
Net loss from continuing operations	$(.53)	$(.05)	$(9.36)	$(2.06)
Net earnings from discontinued operations	$—	$—	$.02	$1.04
Net loss	$(.53)	$(.05)	$(9.34)	$(1.02)

Diluted net loss per common share attributable to Parent:
Net loss from continuing operations	$(.53)	$(.05)	$(9.36)	$(2.06)
Net earnings from discontinued operations	$—	$—	$.02	$1.04
Net loss	$(.53)	$(.05)	$(9.34)	$(1.02)

Weighted average number of common shares outstanding:
Basic	1,102	674	664	652
Diluted	1,102	674	664	652

See notes to consolidated financial statements.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Successor	Predecessor
	Period From August 7 - December 31,	Period From January 1 - August 6,	Year Ended December 31,
	2025	2025	2024	2023
Net earnings (loss) (Parent and noncontrolling interests)	$(540)	$412	$(6,149)	$(576)
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	41	116	(156)	179
Decrease to net actuarial loss and prior service costs	19	25	105	45
Other comprehensive income (loss), net of tax (Parent and noncontrolling interests)	60	141	(51)	224
Other comprehensive income from discontinued operations	—	—	—	30
Comprehensive income (loss)	(480)	553	(6,200)	(322)
Less: Comprehensive income attributable to noncontrolling interests	47	448	38	35
Comprehensive income (loss) attributable to Parent	$(527)	$105	$(6,238)	$(357)
See notes to consolidated financial statements.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	Successor	Predecessor
	At	At
	December 31, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$3,274	$2,661
Receivables, net	6,615	6,920
Programming and other inventory	1,461	1,429
Prepaid expenses and other current assets	1,970	1,532
Total current assets	13,320	12,542
Property and equipment, net	2,195	1,566
Programming and other inventory	15,028	13,924
Goodwill	1,600	10,508
Intangible assets, net	6,238	2,406
Operating lease assets	1,126	1,012
Deferred income tax assets, net	1,282	1,386
Other assets	2,553	2,828
Total Assets	$43,342	$46,172
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$906	$953
Accrued expenses	2,077	2,199
Participants’ share and royalties payable	2,646	2,574
Accrued programming and production costs	1,832	1,720
Deferred revenues	1,355	825
Debt	433	—
Other current liabilities	1,350	1,360
Total current liabilities	10,599	9,631
Long-term debt	13,225	14,501
Participants’ share and royalties payable	1,361	1,310
Pension and postretirement benefit obligations	1,185	1,226
Deferred income tax liabilities, net	85	34
Operating lease liabilities	1,150	1,048
Programming obligations	400	260
Other liabilities	2,450	1,380

Commitments and contingencies (Note 18)

Parent stockholders’ equity:
Class A Common Stock, par value $.001 per share; 55 shares authorized; 32 (2025) and 41 (2024) shares issued	—	—
Class B Common Stock, par value $.001 per share; 5,500 (2025) and 5,000 (2024) shares authorized; 1,076 (2025) and 1,133 (2024) shares issued	1	1
Additional paid-in capital	13,386	33,394
Treasury stock, at cost; — (2025) and 503 (2024) shares of Class B Common Stock	—	(22,958)
Retained earnings (accumulated deficit)	(1,753)	7,487
Accumulated other comprehensive income (loss)	59	(1,604)
Total Parent stockholders’ equity	11,693	16,320
Noncontrolling interests	1,194	462
Total Equity	12,887	16,782
Total Liabilities and Equity	$43,342	$46,172
See notes to consolidated financial statements.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Successor	Predecessor
	Period From August 7 - December 31,	Period From January 1 - August 6,	Year Ended December 31,
	2025	2025	2024	2023
Operating Activities:
Net earnings (loss) (Parent and noncontrolling interests)	$(540)	$412	$(6,149)	$(576)
Less: Net earnings from discontinued operations, net of tax	—	—	14	676
Net earnings (loss) from continuing operations	(540)	412	(6,163)	(1,252)
Adjustments to reconcile net earnings (loss) from continuing operations to net cash flow provided by operating activities:
Programming charges	41	—	1,118	2,371
Depreciation and amortization	590	204	392	418
Impairment charges	—	157	6,130	83
Amortization of content costs and participation and residuals expense	6,026	8,045	13,888	14,713
Deferred tax benefit	(115)	(401)	(630)	(650)
Stock-based compensation	160	113	245	177
Gain on dispositions	—	(35)	—	—
(Gain) loss from investments	40	—	17	(168)
Gain on extinguishment of debt	—	—	—	(29)
Equity in loss of investee companies, net of tax and distributions	105	179	304	363
Change in assets and liabilities
(Increase) decrease in receivables	(340)	1,296	548	523
Increase in inventory and related program, participation, and residuals liabilities	(5,955)	(9,094)	(15,812)	(15,518)
Increase (decrease) in accounts payable and other liabilities	514	(831)	324	(659)
(Decrease) increase in pension and postretirement benefit obligations	(97)	(111)	23	(69)
Increase in income taxes	5	121	141	267
Other, net	51	109	227	(186)
Net cash flow provided by operating activities from continuing operations	485	164	752	384
Net cash flow provided by operating activities from discontinued operations	—	—	—	91
Net cash flow provided by operating activities	485	164	752	475
Investing Activities:
Investments	(33)	(205)	(326)	(322)
Capital expenditures	(162)	(134)	(263)	(328)
Acquisitions, net of cash acquired	(60)	—	—	—
Proceeds from dispositions	95	66	554	71
Other investing activities	—	(3)	(8)	(3)
Net cash flow used for investing activities from continuing operations	(160)	(276)	(43)	(582)
Net cash flow provided by investing activities from discontinued operations	—	—	55	1,524
Net cash flow (used for) provided by investing activities	(160)	(276)	12	942
Financing Activities:
Proceeds from issuance of debt	—	—	—	45
Repayment of debt	—	—	(126)	(1,277)
Repayment of Skydance credit facility	(720)	—	—	—
Dividends paid on preferred stock	—	—	(29)	(58)
Dividends paid on common stock	(90)	(101)	(139)	(389)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(92)	(26)	(60)	(29)
Payments to noncontrolling interests	(5)	(32)	(127)	(93)
Other financing activities	(4)	—	(26)	(40)
Net cash flow used for financing activities	(911)	(159)	(507)	(1,841)
Effect of exchange rate changes on cash and cash equivalents	9	70	(56)	(1)
Net (decrease) increase in cash and cash equivalents	(577)	(201)	201	(425)
Cash and cash equivalents at beginning of period (Note 19)	3,851	2,661	2,460	2,885
Cash and cash equivalents at end of period (Note 19)	$3,274	$2,460	$2,661	$2,460
See notes to consolidated financial statements.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Preferred Stock Outstanding		Class A and B Common Stock Outstanding			Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Paramount Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Shares)		(Shares)
December 31, 2022 (Predecessor)	10	$—	650	$650	$1	$33,063	$(22,958)	$14,737	$(1,807)	$23,036	$570	$23,606
Stock-based compensation activity and other	—	—	3		—	147	—	19	—	166	—	166
Preferred stock dividends	—	—	—		—	—	—	(58)	—	(58)	—	(58)
Common stock dividends	—	—	—		—	—	—	(261)	—	(261)	—	(261)
Noncontrolling interests	—	—	—		—	—	—	—	—	—	(81)	(81)
Net earnings (loss)	—	—	—		—	—	—	(608)	—	(608)	32	(576)
Other comprehensive income	—	—	—		—	—	—	—	251	251	3	254
December 31, 2023 (Predecessor)	10	—	653		1	33,210	(22,958)	13,829	(1,556)	22,526	524	23,050
Stock-based compensation activity	—	—	6		—	184	—	—	—	184	—	184
Stock conversion	(10)	—	12		—	—	—	—	—	—	—	—
Preferred stock dividends	—	—	—		—	—	—	(14)	—	(14)	—	(14)
Common stock dividends	—	—	—		—	—	—	(138)	—	(138)	—	(138)
Noncontrolling interests	—	—	—		—	—	—	—	—	—	(100)	(100)
Net earnings (loss)	—	—	—		—	—	—	(6,190)	—	(6,190)	41	(6,149)
Other comprehensive loss	—	—	—		—	—	—	—	(48)	(48)	(3)	(51)
December 31, 2024 (Predecessor)	—	—	671		1	33,394	(22,958)	7,487	(1,604)	16,320	462	16,782
Stock-based compensation activity	—	—	3		—	85	—	—	—	85	—	85
Common stock dividends	—	—	—		—	—	—	(70)	—	(70)	—	(70)
Noncontrolling interests	—	—	—		—	—	—	—	—	—	(37)	(37)
Net earnings (loss)	—	—	—		—	—	—	(35)	—	(35)	447	412
Other comprehensive income	—	—	—		—	—	—	—	140	140	1	141
Cancellation of treasury stock (Note 13)	—	—	—		—	(22,958)	22,958	—	—	—	—	—
August 6, 2025 (Predecessor)	—	—	674		1	10,521	—	7,382	(1,464)	16,440	873	17,313
Adjustments to Paramount Global’s basis (Note 2)	—	—	—		—	(344)	—	(7,382)	1,464	(6,262)	278	(5,984)
PIPE Transaction (Note 13)	—	—	108		—	1,517	—	—	—	1,517	—	1,517
Addition of Skydance	—	—	314		—	1,589	—	(1,167)	—	422	—	422

August 7, 2025 (Successor)	—	—	1,096		1	13,283	—	(1,167)	—	12,117	1,151	13,268
Stock-based compensation activity and other	—	—	3		—	100	—	—	—	100	—	100
Common stock dividends	—	—	—		—	(114)	—	—	—	(114)	—	(114)
Acquisition (Note 13)	—	—	9		—	117	—	—	—	117	—	117
Noncontrolling interests	—	—	—		—	—	—	—	—	—	(4)	(4)
Net earnings (loss)	—	—	—		—	—	—	(586)	—	(586)	46	(540)
Other comprehensive income	—	—	—		—	—	—	—	59	59	1	60
December 31, 2025 (Successor)	—	$—	1,108		$1	$13,386	$—	$(1,753)	$59	$11,693	$1,194	$12,887
See notes to consolidated financial statements.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in millions, except per share amounts)

1) DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business—Paramount Skydance Corporation is a global media and entertainment company with a portfolio that includes Paramount Pictures, Paramount Television, CBS, CBS News, CBS Sports, Nickelodeon, MTV, BET, Comedy Central, Showtime, Paramount+, Pluto TV, and Skydance's animation, interactive/games, and sports divisions. During 2025, the Company was comprised of three segments: TV Media, Direct-to-Consumer, and Filmed Entertainment (see Note 17).
In the first quarter of 2026, we transitioned our reporting structure into three new segments: Studios, Direct-to-Consumer, and TV Media. Under this structure, our new Studios segment will reflect the combination of the historical Filmed Entertainment segment with TV Media studio operations, consolidating our content creation activities. Our Direct-to-Consumer segment remains unchanged. We will begin reporting under this new structure in our Quarterly Report on Form 10-Q for the first quarter of 2026.

References to “Paramount,” the “Company,” “we,” “us” and “our” refer to Paramount Skydance Corporation and its consolidated subsidiaries, unless the context otherwise requires.

The NAI Transaction—On August 7, 2025 (the “Closing Date”), pursuant to a purchase and sale agreement dated July 7, 2024, certain affiliates of investors in Skydance Media, LLC (“Skydance”), comprised of entities controlled by the Ellison Family (as defined below), and affiliates of RedBird Capital Partners (collectively the “NAI Equity Investors”), purchased all of the outstanding equity interests of Paramount Global’s controlling stockholder, National Amusements, Inc. (“NAI”) from the shareholders of NAI (the “NAI Transaction”).

The Transactions—Also on the Closing Date, following the completion of the NAI Transaction and pursuant to the Transaction Agreement dated as of July 7, 2024, Paramount Global and Skydance became wholly-owned subsidiaries of Paramount Skydance Corporation (the transactions contemplated by the Transaction Agreement, the “Transactions”). Paramount Skydance Corporation, formerly known as New Pluto Global, Inc., was formed on June 3, 2024, to consummate the Transactions and was a wholly-owned direct subsidiary of Paramount Global until, through a series of mergers, it became the holding company of Paramount Global and Skydance as part of the Transactions.

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

The Transactions also included: (1) a transaction pursuant to which each outstanding Skydance membership unit held by Skydance investors and each Skydance Phantom Unit was converted into the right to receive the applicable portion of 316.7 million shares of Paramount Skydance Corporation Class B Common Stock (313.8 million shares after reduction in connection with certain tax withholding requirements), and (2) a cash-stock election offered to holders of Paramount Global common stock pursuant to which (a) shares of Paramount Global Class A Common Stock held by stockholders other than NAI or its subsidiaries were converted, at the stockholders’ election, into the right to receive either $23.00 in cash (“Class A Cash Consideration”) or 1.5333 shares of Paramount Skydance Corporation Class B Common Stock (“Class A Stock Consideration”), and (b)

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
shares of Paramount Global Class B Common Stock held by stockholders other than NAI or its subsidiaries, the NAI Equity Investors and certain other affiliates of investors in Skydance referred to above were converted, at the stockholders’ election, into the right to receive either $15.00 in cash (“Class B Cash Consideration”), subject to proration, or one share of Paramount Skydance Corporation Class B Common Stock (“Class B Stock Consideration”). The shares of Paramount Class A Common Stock held by NAI and its subsidiaries converted into shares of Class A common stock, par value $0.001 per share. Shares of Paramount Global Class A Common Stock for which elections to receive Class A Cash Consideration or Class A Stock Consideration were not made or were validly revoked were automatically converted into Class A Stock Consideration. Shares of Paramount Global Class B Common Stock for which elections to receive Class B Cash Consideration were not made or were validly revoked were converted automatically into one share of Paramount Skydance Corporation Class B Common Stock. See Note 13.

Shares of Paramount Skydance Corporation Class B Common Stock now trade on the Nasdaq Stock Market LLC (“Nasdaq”) under the ticker symbol “PSKY.” All shares of Paramount Global Class A Common Stock and Class B Common Stock have been delisted from Nasdaq and have been cancelled and cease to exist.

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

Pushdown of Ultimate Parent’s Basis—At the time Paramount Global and Skydance became subsidiaries of Paramount Skydance Corporation, the Ellison Family controlled both Paramount Global and Skydance, and as a result, this transaction has been accounted for as a transaction between entities under common control. As a transaction between entities under common control, the net assets were combined at the Ultimate Parent’s basis, which for Paramount Global was deemed to be the estimated fair value as of August 7, 2025, the date of the closing of the NAI Transaction, which was the point at which the Ellison Family obtained control of Paramount Global (see Note 2). As a result, the net assets of Paramount Global were recorded at their fair value as of this date. Since the net assets of Skydance were already at the Ultimate Parent’s basis, no adjustment to the fair value of net assets was necessary, and Skydance was combined with Paramount Global’s net assets at the Ultimate Parent’s basis as of this date.

Our consolidated financial statements and footnote disclosures are presented in distinct periods to indicate the pushdown of the Ultimate Parent’s basis, which resulted in a new basis of accounting. The periods prior to the closing of the Transactions include only Paramount Global and are identified as “Predecessor,” and the periods beginning on August 7, 2025 reflect Paramount Skydance Corporation and are identified as “Successor.” Due to the application of pushdown accounting, the results of operations, financial position and cash flows are not comparable between the Successor and Predecessor periods. Paramount Global has been identified as the predecessor entity to Paramount Skydance Corporation based on the relative size and fair value of Paramount

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Global and Skydance, and the fact that Paramount Global was an existing publicly traded company prior to the completion of the Transactions. No single factor was the sole determinant in the overall conclusion that Paramount Global is the predecessor; rather all factors were considered in arriving at such conclusion.

Warner Bros. Offer—On December 8, 2025, we announced a cash tender offer for all of the outstanding shares of Series A Common Stock, par value $0.01 per share (the “Warner Bros. Shares”), of Warner Bros. Discovery, Inc., a Delaware corporation (“Warner Bros.”), at $30.00 per Warner Bros. Share (the “Offer”).

The Offer is subject to several conditions and is scheduled to expire on March 2, 2026, unless further extended. On December 22, 2025, we amended the Offer to include an irrevocable personal guarantee from Lawrence Ellison of the equity financing for the Offer and any damages payable by us. On February 10, 2026, we further amended the Offer to provide for a $0.25 per Warner Bros. Share in cash ticking fee for every quarter the transaction does not close beyond December 31, 2026, and a prepayment of the $2.8 billion termination fee payable by Warner Bros. to Netflix, Inc., a Delaware corporation (“Netflix”), upon termination of the merger agreement between Warner Bros. and Netflix. On January 22, 2026, we filed preliminary proxy materials with the U.S. Securities and Exchange Commission (“SEC”) to solicit Warner Bros. stockholders to vote against the Netflix transaction and related proposals at the special meeting of Warner Bros. stockholders, and on February 17, 2026, we filed definitive proxy materials related thereto.
On February 24, 2026, we submitted a revised proposal to the Warner Bros. Board that included an increased purchase price of $31.00 per Warner Bros. Share, accelerated the timing of the daily ticking fee of $0.25 per Warner Bros. Share per quarter to commence after September 30, 2026, and increased the regulatory termination fee payable by us to $7.0 billion if the transaction does not close due to regulatory matters. On the same date, the Warner Bros. Board determined that our revised proposal could reasonably be expected to lead to a “Company Superior Proposal” as defined in the Netflix merger agreement, although no final determination has been made as to whether our proposal is superior to the Netflix merger.
We have secured commitments for debt financing of up to $57.5 billion and equity commitments from entities controlled by the Ellison Family and affiliates of RedBird Capital Partners of $46.6 billion.

Discontinued Operations—Simon & Schuster, which was sold during the fourth quarter of 2023 (Predecessor), is presented as a discontinued operation in our consolidated financial statements for all periods presented (see Note 19).

Principles of Consolidation—The consolidated financial statements include the accounts of the Predecessor or Successor for the applicable periods, and their subsidiaries in which a controlling interest is maintained and variable interest entities (“VIEs”) where we are considered the primary beneficiary, after the elimination of intercompany transactions. Controlling interest is determined by majority ownership interest and the absence of substantive third party participating rights.  Investments over which we have a significant influence, without a controlling interest, are accounted for under the equity method. For these investments, our proportionate share of net earnings or loss of the entity is recorded in “Equity in loss of investee companies, net of tax” on the Consolidated Statements of Operations.

Reclassifications—Certain amounts reported for prior periods have been reclassified to conform to the current year’s presentation.

Use of Estimates—The preparation of our financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may vary from these estimates under different assumptions or conditions.

Business Combinations—We generally account for business combinations using the acquisition method of accounting. Under the acquisition method, once control is obtained of a business, 100% of the assets, liabilities and certain contingent liabilities acquired, as well as amounts attributed to noncontrolling interests, are recorded at fair value. Any transaction costs are expensed as incurred.

Cash and Cash Equivalents—Cash and cash equivalents consist of cash on hand and highly liquid investments with maturities of three months or less at the date of purchase, including money market funds, U.S. Treasury bills, and bank time deposits.

Programming Inventory—We produce and acquire rights to programming to exhibit on our broadcast and cable networks, streaming services and broadcast television stations, and in theaters. We also produce programming for third parties. Costs for internally-produced and licensed programming inventory, including prepayments for such costs, are recorded within the non-current portion of “Programming and other inventory” on the Consolidated Balance Sheets. Prepayments for the rights to air sporting and other live events that are expected to be expensed over the next 12 months are classified within the current portion of “Programming and other inventory” on the Consolidated Balance Sheets.

Costs incurred to produce television programs and feature films (which include direct production costs, production overhead, acquisition costs and development costs) are capitalized when incurred and amortized over the projected life of each television program or feature film. Costs incurred to acquire television series and feature film programming rights, including advances, are capitalized when the license period has begun and the program is accepted and available for airing and amortized over the shorter of the license period or the period in which an economic benefit is expected to be derived.

In addition, production inventory is reduced by contributions from co-production partners, as applicable, and tax incentives earned for qualified production spending in certain U.S. states and international locations. As a result, the benefit of these items will be recognized through reduced amortization over the life of the related content. Included in “Prepaid expenses and other current assets” and “Other assets” on the Consolidated Balance Sheet at December 31, 2025 (Successor) were receivables for production tax incentives of $0.9 billion and $1.2 billion, respectively.

We categorize our capitalized production and programming costs based on the expected predominant monetization strategy throughout the life of the content. Our programming that is expected to be predominantly monetized through its initial distribution on third-party platforms is considered individually monetized and our programming that is expected to be predominantly monetized on our networks and streaming services or through licensing together with other programming, is considered to be monetized as part of a film group. The predominant monetization strategy is determined when capitalization of production costs commences and is reassessed if there is a significant change to the expected future monetization strategy. This reassessment will include an assessment of the monetization strategy throughout the entire life of the programming.

For internally-produced television programs and feature films that are predominantly monetized on an individual basis, we use an individual-film-forecast computation method to amortize capitalized production costs and to

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
accrue estimated liabilities for participations and residuals over the applicable title’s life cycle based upon the ratio of current period revenues to estimated remaining total gross revenues to be earned (“Ultimate Revenues”) for each title. The estimate of Ultimate Revenues impacts the timing of amortization of capitalized production costs and expensing of participations and residual costs.

For television programming, our estimate of Ultimate Revenues includes revenues to be earned within 10 years from the delivery of the first episode, or, if still in production, five years from the delivery of the most recent episode, if later. These estimates are based on the past performance of similar television programs in a market, the performance in the initial markets and future firm commitments to license programs.

For feature films, our estimate of Ultimate Revenues includes revenues from all sources that are estimated to be earned within 10 years from the date of a film’s initial release. Prior to the release of feature films, we estimate Ultimate Revenues based on the historical performance of similar content and pre-release market research (including test market screenings), as well as factors relating to the specific film, including the expected number of theaters and markets in which the original content will be released, the genre of the original content and the past box office performance of the lead actors and actresses. Upon a film’s initial release, we update our estimate of Ultimate Revenues based on actual and expected future performance. Our estimates of revenues from succeeding windows and markets are revised based on historical relationships to theatrical performance and an analysis of current market trends. For acquired television and film libraries, our estimate of Ultimate Revenues includes revenues to be earned within 20 years from the date of acquisition. Ultimate Revenue estimates are periodically reviewed and adjustments, if any, will result in changes to inventory amortization rates and estimated accruals for residuals and participations.

Film development costs that have not been set for production are expensed within three years unless they are abandoned earlier, in which case these projects are written down to their estimated fair value in the period the decision to abandon the project is determined.

Game development costs are capitalized once the game reaches technological feasibility and amortized upon its release over the expected life of the game. Unamortized capitalized game development costs are reported in “Programming and other inventory” on the Consolidated Balance Sheets.

For programming that is predominantly monetized as part of a film group, capitalized costs are amortized based on an estimate of the timing of our usage of and benefit from such programming. The costs of programming rights licensed under multi-year sports programming agreements are capitalized if the rights payments are made before the related economic benefit has been received and amortized over the period in which an economic benefit is expected to be derived based on the relative value of the events broadcast by us during a period in relation to the estimated total value of the events over the term of the sports programming agreement.

For content that is predominantly monetized on an individual basis, a television program or feature film is tested for impairment when events or circumstances indicate that its fair value may be less than its unamortized cost. Content that is predominantly monetized within a film group is assessed for impairment at the film group level and would similarly be tested for impairment if circumstances indicate that the fair value of the film group is less than its unamortized costs. If the carrying value of a film group or individual television program or feature film exceeds the estimated fair value, an impairment charge will then be recorded in the amount of the difference. A change in the monetization strategy of content, whether monetized individually or as part of a film group, will result in a reassessment of the predominant monetization strategy and may trigger an assessment of the content for impairment. Any resulting impairment test will be performed either at the individual level or at the film group

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
level where the future cash flows will be generated, as appropriate. In addition, unamortized costs for internally-produced or licensed programming that has been abandoned are written off.

Television and feature film programming and production costs, including inventory amortization, development costs, residuals and participations and impairment charges that occur as part of our normal operations are included within “Operating expenses” on the Consolidated Statements of Operations.

In the fourth quarter of 2025 (Successor), in connection with a review of our content portfolio following the closing of the Transactions, we decided to abandon certain Skydance content, principally development projects, and accordingly recorded programming charges. In 2024 and 2023 (Predecessor), we incurred programming charges as a result of major strategic changes to our content strategy. These programming charges are included within “Programming charges” on the Consolidated Statements of Operations (see Note 4).

Property and Equipment—Property and equipment is stated at cost.  Depreciation is calculated using the straight-line method over estimated useful lives as follows:

Buildings and building improvements	10 to 40 years
Leasehold improvements	Shorter of lease term or useful life
Equipment and other (including finance leases)	3 to 20 years

Costs associated with repairs and maintenance of property and equipment are expensed as incurred.

Investments—Investments over which we have a significant influence, without a controlling interest, are accounted for under the equity method. Equity investments for which we have no significant influence are measured at fair value where a readily determinable fair value exists. Equity investments that do not have a readily determinable fair value are measured at cost less impairment, if any, and adjusted for observable price changes. Gains and losses resulting from changes in the fair value of equity investments are recorded in “Gain (loss) from investments” on the Consolidated Statements of Operations. We monitor our investments for impairment and reduce the carrying value of the investment if we determine that an impairment charge is required based on qualitative and quantitative information. Our investments are included in “Other assets” on the Consolidated Balance Sheets.

Change in Accounting Estimate—FCC licenses were historically classified as indefinite-lived intangible assets. However, as a result of sustained declines in industry projections, including in long-term growth rate assumptions, during the third quarter of 2025 we reassessed this classification and determined that FCC licenses would be classified as finite-lived intangible assets. Accordingly, we began amortizing FCC licenses on a straight-line basis over a period of 30 years. As of December 31, 2025 (Successor), the unamortized FCC licenses balance was $2.47 billion, which was included within “Intangible assets, net” on the Consolidated Balance Sheet.

Impairment of Long-Lived Assets—We assess our long-lived assets, including finite-lived intangible assets, for impairment whenever there is an indication that the carrying amount of the asset group may not be recoverable.  Recoverability of these asset groups is determined by comparing the forecasted undiscounted cash flows expected to be generated by these asset groups to their net carrying value. If the carrying value is not recoverable, the amount of impairment charge, if any, is measured by the difference between the net carrying value and the estimated fair value of the assets. Intangible assets with finite lives, which as of December 31, 2025 (Successor) primarily consist of FCC licenses, trade names, affiliate relationships, and subscriber relationships are amortized using the straight-line method over their estimated useful lives, which range from 2 to 30 years.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Goodwill —Goodwill is allocated to various reporting units, which are at or one level below our operating segments. Goodwill is not amortized but tested for impairment on an annual basis and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. If the carrying value of the reporting unit exceeds its fair value, an impairment charge is recognized (see Note 5).

Guarantees—At the inception of a guarantee, we recognize a liability for the fair value of an obligation assumed by issuing the guarantee. The related liability is subsequently reduced as utilized or extinguished and increased if there is a probable loss associated with the guarantee which exceeds the value of the recorded liability.

Treasury Stock—Treasury stock is accounted for using the cost method. Retirements of treasury stock are reflected as a reduction to additional paid-in capital.
Fair Value Measurements—Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The framework for measuring fair value provides a hierarchy that prioritizes the inputs to valuation techniques used in measuring fair value. Level 1 is based on publicly quoted prices for the asset or liability in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset or liability in inactive markets or quoted prices for similar assets or liabilities. Level 3 is based on unobservable inputs reflecting our own assumptions about the assumptions that market participants would use in pricing the asset or liability. Certain assets and liabilities, including foreign currency hedges and deferred compensation liabilities, are measured and recorded at fair value on a recurring basis. Other assets and liabilities, including television and film production costs, lease assets, goodwill, intangible assets, and equity-method investments, are recorded at fair value only if an impairment charge is recognized. Impairment charges, if applicable, are generally determined using discounted cash flows, which is a Level 3 valuation technique.

Derivative Financial Instruments—Derivative financial instruments are recorded on the Consolidated Balance Sheets as assets or liabilities and measured at fair value. For derivatives designated as hedges of the fair value of assets or liabilities, the changes in fair value of both the derivatives and the hedged items are recorded in “Other items, net” on the Consolidated Statements of Operations. For derivatives designated as cash flow hedges, the effective portion of the changes in fair value of the derivatives is recorded in “Accumulated other comprehensive income (loss)” on the Consolidated Balance Sheets and subsequently recognized in net earnings when the hedged items are recognized.

Pension and Postretirement Benefits—The service cost component of net benefit cost for our pension and postretirement benefits is recorded on the same line items on the Consolidated Statements of Operations as other compensation costs of the related employees. All of the other components of net benefit cost are presented separately from the service cost component and below the subtotal of operating income in “Other items, net” on the Consolidated Statements of Operations.

Other Liabilities—Other liabilities consist primarily of the noncurrent portion of residual liabilities of previously disposed businesses, long-term income tax liabilities, deferred compensation and other employee benefit accruals.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Revenues
Revenue is recognized when control of a good or service is transferred to a customer. Control is considered to be transferred when the customer has the ability to direct the use of and obtain substantially all of the remaining benefits of that good or service.

Advertising Revenues—Advertising revenues are recognized when the advertising spots are aired on television or streamed or displayed on digital platforms. Advertising spots are typically sold as part of advertising campaigns consisting of multiple commercial units. If a contract includes a guarantee to deliver a targeted audience rating or number of impressions, the delivery of the advertising spots that achieve the guarantee represents the performance obligation to be satisfied over time and revenues are recognized based on the proportion of the audience rating or impressions delivered to the total guaranteed in the contract. Audience ratings and impressions are determined based on data provided by independent third-party companies. To the extent the amounts billed exceed the amount of revenue recognized, such excess is deferred until the guaranteed audience ratings or impressions are delivered. For contracts that do not include impressions guarantees, the individual advertising spots are the performance obligation and consideration is allocated among the individual advertising spots based on relative standalone selling price. Advertising contracts, which are generally short-term, are billed monthly, with payments due shortly after the invoice date.

Affiliate and Subscription Revenues—Affiliate and subscription revenues are principally comprised of affiliate fees we receive from distributors for their carriage of our cable networks (“cable affiliate fees”) and television stations (“retransmission fees”); affiliate fees received from third-party television stations for their affiliation with the CBS Television Network (“reverse compensation”); and subscription fees for our subscription streaming services. Costs incurred for advertising, marketing and other services provided to us by cable, satellite and other distributors that are in exchange for a distinct service are recorded as expenses. If a distinct service is not received, such costs are recorded as a reduction to revenues.

The performance obligation for our affiliate agreements is a license to our programming provided through the continuous delivery of live linear feeds and, for agreements with certain distributors, also includes a license to programming for video-on-demand viewing. Affiliate revenues are recognized over the term of the agreement as we satisfy our performance obligation by continuously providing our customer with the right to use our programming. For agreements that provide for a variable fee, revenues are determined each month based on an agreed upon contractual rate applied to the number of subscribers to our customer’s service. For agreements that provide for a fixed fee, revenues are recognized based on the relative fair value of the content provided over the term of the agreement. These agreements primarily include agreements with television stations affiliated with the CBS Television Network (“network affiliates”) for which fair value is determined based on the fair value of the network affiliate’s service and the value of our programming. For affiliate revenues, payments are generally due monthly. Subscription revenues to our streaming services are recognized evenly over the subscription period.

Theatrical Revenues—Theatrical revenue is earned from the theatrical distribution of our films during the exhibition period. Under these arrangements, revenues are recognized based on sales to the end customer.

Licensing and Other Revenues—Licensing and other revenues are principally comprised of fees from the licensing of the rights to exhibit our internally-produced television and film programming on various platforms in the secondary market after its initial exhibition on our owned or third-party platforms; license fees from content produced or distributed for third parties; home entertainment revenues, which primarily include revenues from the viewing of our content on a transactional basis through transactional video-on-demand (TVOD) and electronic sell-through services; fees from the use of our trademarks and brands for consumer products, recreation and live

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
events; revenues from games and other interactive content; and revenues from studio rentals and production services.

For licenses of exhibition rights for internally-produced programming, each individual episode or film delivered represents a separate performance obligation and revenues are recognized when the episode or film is made available to the licensee for exhibition and the license period has begun. For license agreements that include delivery of content on one or more dates for a fixed fee, consideration is allocated based on the relative value of each episode or film, which is determined based on licenses for comparable content within the marketplace. Agreements to license programming are often long term, with collection terms ranging from one to five years.

When payment is due from a customer more than one year before or after revenue is recognized, we consider the contract to contain a significant financing component and the transaction price is adjusted for the effects of the time value of money. We do not adjust the transaction price for the time value of money if payment is expected within one year of recognizing revenues.

We also license our programming to distributors of transactional video-on-demand and similar services. Under these arrangements, our performance obligation is the delivery of our content to such distributors who then license our content to the end customer. Our revenues are determined each month based on a contractual rate applied to the number of licenses to the distributors’ end customers. Similarly, revenues earned from electronic sell-through services are recognized as each program is downloaded by the end customer.

Revenues associated with the licensing of our brands for consumer products, recreation, interactive games, and live events are generally determined based on contractual royalty rates applied to sales reported by the licensees. For consumer products and recreation arrangements that include minimum guaranteed consideration, revenue is recognized as sales occur by the licensee, if the sales-based consideration is expected to exceed the minimum guarantee, or ratably if it is not expected to exceed the minimum guarantee. For live events, we recognize revenue when the event is held.

We earn revenues from the distribution of content on behalf of third parties. We also have arrangements for the distribution or sale of our content by third parties. Under such arrangements, we determine whether revenues should be recognized based on the gross amount of consideration received from the customer or the net amount of revenue we retain after payment to the third party producer or distributor, based on an assessment of which party controls the good or service being transferred.

Revenue Allowances—Reserves for accounts receivable reflect our expected credit losses, which are estimated based on historical experience, as well as current and expected economic conditions and industry trends. Our allowance for credit losses was $10 million and $125 million at December 31, 2025 (Successor) and December 31, 2024 (Predecessor), respectively. The reduction to the allowance resulted from the adjustment of accounts receivable to its fair value at August 7, 2025 (see Note 2). The provision for doubtful accounts charged to expense was $10 million for the Successor period from August 7 - December 31, 2025 and $6 million, $39 million and $26 million for the Predecessor period from January 1 - August 6, 2025, and the years ended December 31, 2024 and 2023, respectively.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Contract Liabilities—A contract liability is recorded when consideration is received from a customer prior to fully satisfying a performance obligation in a contract. Our contract liabilities primarily consist of cash received related to advertising arrangements for which the required audience rating or impressions have not been delivered; consumer products arrangements with minimum guarantees; and content licensing arrangements under which the content has not yet been made available to the customer. These contract liabilities will be recognized as revenues when control of the related product or service is transferred to the customer. Contract liabilities are included within “Deferred revenues” and “Other liabilities” on the Consolidated Balance Sheets.
Collaborative Arrangements—Collaborative arrangements primarily consist of joint efforts with third parties to produce and distribute programming such as television series and live sporting events, including the agreement between us and Turner Broadcasting System, Inc. to telecast the NCAA Division I Men’s Basketball Championship (the “NCAA Tournament”), which runs through 2032. In connection with this agreement for the NCAA Tournament, advertisements aired on the CBS Television Network are recorded as revenues and our share of the program rights fees and other operating costs are recorded as operating expenses.

We also enter into collaborative arrangements with other studios to jointly finance and distribute film and television programming, under which each partner is responsible for distribution of the program in specific territories or distribution windows. Under these arrangements, our share of costs for co-productions are initially capitalized as programming inventory and amortized over the estimated economic life of the program. In such arrangements where we have distribution rights, all proceeds generated from such distribution are recorded as revenues and any participation profits due to third party collaborators are recorded as participation expenses. In co-production arrangements where third party collaborators have distribution rights, our net participating profits are recorded as revenues.

Amounts attributable to transactions arising from collaborative arrangements between participants were not material to the consolidated financial statements for any period presented.

Leases—Our leases are principally comprised of operating leases for office space, equipment, satellite transponders and studio facilities. We determine that a contract contains a lease if we obtain substantially all of the economic benefits of, and the right to direct the use of, an asset identified in the contract. For leases with terms greater than 12 months, we record a right-of-use asset and a lease liability representing the present value of future lease payments. The discount rate used to measure the lease asset and liability is determined at the beginning of the lease term using the rate implicit in the lease, if readily determinable, or our collateralized incremental borrowing rate. For those contracts that include fixed rental payments for both the use of the asset (“lease costs”) as well as for other occupancy or service costs relating to the asset (“non-lease costs”), we generally include both the lease costs and non-lease costs in the measurement of the lease asset and liability. We also own buildings and production facilities where we lease space to lessees.

Our leases generally have remaining terms of up to 13 years and often contain renewal options to extend the lease for periods of generally up to 10 years. For leases that contain renewal options, we include the renewal period in the lease term if it is reasonably certain that the option will be exercised. Lease expense and income for our operating leases are recognized on a straight-line basis over the lease term, with the exception of variable lease costs, which are expensed as incurred, and leases of assets used in the production of programming, which are capitalized in programming assets and amortized over the projected useful life of the related programming.

Advertising and Marketing—Advertising and marketing costs are expensed as incurred. We incurred total advertising and marketing expenses of $1.20 billion for the period from August 7 - December 31, 2025

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
(Successor) and $1.49 billion for the period from January 1 - August 6, 2025, $2.80 billion in 2024 (Predecessor) and $3.25 billion in 2023 (Predecessor).

Interest—Costs associated with the refinancing or issuance of debt, as well as debt discounts or premiums, are recorded as interest over the term of the related debt.

Income Taxes—The provision for/benefit from income taxes includes federal, state, local, and foreign taxes. We recognize the tax on global intangible low-taxed income, a U.S. tax on certain income earned by our foreign subsidiaries, within the provision for income taxes as a period cost when incurred. Deferred tax assets and liabilities are recognized for the estimated future tax effects of temporary differences between the financial statement carrying amounts and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be reversed. We evaluate the realizability of deferred tax assets and establish a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized. Deferred tax assets and deferred tax liabilities are classified as noncurrent on the Consolidated Balance Sheets.

For tax positions taken in a previously filed tax return or expected to be taken in a future tax return, we evaluate each position to determine whether it is more likely than not that the tax position will be sustained upon examination, based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is subject to a measurement assessment to determine the amount of benefit to recognize in the Consolidated Statement of Operations and the appropriate reserve to establish, if any. If a tax position does not meet the more-likely-than-not recognition threshold, a tax reserve is established and no benefit is recognized.  A number of years may elapse before a tax return containing tax matters for which a reserve has been established is audited and finally resolved. We recognize interest and penalty charges related to the reserve for uncertain tax positions as income tax expense.

Foreign Currency Translation and Transactions—Assets and liabilities of subsidiaries with a functional currency other than the U.S. Dollar are translated into U.S. Dollars at foreign exchange rates in effect at the balance sheet date, while results of operations are translated at average foreign exchange rates for the respective periods. The resulting translation gains and losses are included as a separate component of stockholders’ equity in “Accumulated other comprehensive income (loss)” on the Consolidated Balance Sheets. Argentina has been designated as a highly inflationary economy during all periods presented. Transactions denominated in currencies other than the functional currency will result in remeasurement gains and losses, which are included in “Other items, net” on the Consolidated Statements of Operations.

Net Earnings (Loss) per Common Share—Basic net earnings (loss) per share (“EPS”) is based upon net earnings (loss) available to common stockholders divided by the weighted average number of common shares outstanding during the period. Net earnings (loss) available to common stockholders is calculated as net earnings (loss) from continuing operations or net earnings (loss), as applicable, adjusted to include a reduction for dividends recorded on Paramount Global’s 5.75% Series A Mandatory Convertible Preferred Stock (“Mandatory Convertible Preferred Stock”) in 2023 and 2024 prior to its automatic and mandatory conversion on April 1, 2024 into shares of Paramount Global Class B Common Stock. The final dividend on the Mandatory Convertible Preferred Stock was declared during the first quarter of 2024 and paid on April 1, 2024 (see Note 13).

Weighted average shares for diluted EPS reflect the effect of the assumed exercise of stock options and warrants, and vesting of restricted stock units (“RSUs”), restricted stock, or performance share units (“PSUs”) only in the periods in which such effect would have been dilutive. In periods prior to the preferred stock conversion described above, diluted EPS also reflected the effect of the assumed conversion of preferred stock, when dilutive, which

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
included the issuance of common shares in the weighted average number of shares and excluded the above-mentioned preferred stock dividend adjustment to net earnings (loss) available to common stockholders.

The table below presents stock options, RSUs, restricted stock, and warrants excluded from the calculations of diluted EPS. In each period all outstanding stock options, RSUs, and warrants were excluded because their inclusion would have been antidilutive because we reported a net loss.

	Successor	Predecessor
	Period From August 7 - December 31,	Period From January 1 - August 6,	Year Ended December 31,
(in millions)	2025	2025	2024	2023
Stock options, restricted stock and RSUs	68	33	28	19
Warrants	200	—	—	—
Also excluded from the calculation of diluted EPS for the year ended December 31, 2024 (Predecessor) prior to the preferred stock conversion discussed above, was the effect of the assumed conversion of 10 million shares of Paramount Global’s Mandatory Convertible Preferred Stock into shares of common stock because the impact would have been antidilutive.
Because the impact of the assumed conversion of the Mandatory Convertible Preferred Stock would have been antidilutive, net loss from continuing operations and net loss used in our calculation of diluted EPS for each of the years ended December 31, 2024 and 2023 include a reduction for the preferred stock dividends recorded during the periods prior to the April 2024 conversion. The table below presents a reconciliation of net loss from continuing operations and net loss to the amounts used in the calculations of basic and diluted EPS.

Year Ended December 31,	2024	2023
Amounts attributable to the Parent:
Net loss from continuing operations	$(6,204)	$(1,284)
Preferred stock dividends	(14)	(58)
Net loss from continuing operations for basic and diluted EPS calculation	$(6,218)	$(1,342)

Amounts attributable to the Parent:
Net loss	$(6,190)	$(608)
Preferred stock dividends	(14)	(58)
Net loss for basic and diluted EPS calculation	$(6,204)	$(666)
Stock-based Compensation—We measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The cost is recognized over the vesting period during which an employee is required to provide service in exchange for the award.

Recently Adopted Accounting Pronouncements
Income Taxes
In 2025, we adopted ASU 2023-09, “Improvements to Income Tax Disclosure” on a prospective basis. This guidance impacted our annual income tax disclosures and requires enhancements to the effective tax rate reconciliation disclosure, including the presentation of both percentages and amounts, specific categories, and additional information for reconciling items meeting a quantitative threshold defined by the guidance.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Additionally, disclosure of income taxes paid, net of refunds received, must be disaggregated by federal, state and foreign taxes, with further disaggregation for individual jurisdictions that represent 5 percent or more of total income taxes paid, net of refunds received. See Note 15.
Accounting Pronouncements Not Yet Adopted
Disaggregation of Income Statement Expenses
In November 2024, the Financial Accounting Standards Board (“FASB”) issued guidance requiring disclosure in the notes to the financial statements of the disaggregation of relevant expense captions on the income statement into specified expense categories, including employee compensation, as well as disclosure of total selling expenses. The guidance is effective for us for the year ended December 31, 2027, and for all interim and annual periods thereafter, and may be applied either prospectively or retrospectively.
Internal-use Software Costs
In September 2025, the FASB issued updated guidance on the recognition and disclosure of internal-use software costs. This guidance eliminates capitalization based on software development stages and requires that capitalization of internal-use software development costs begin when (1) management has authorized and committed to funding the software project and (2) it is probable the project will be completed and the software will be used to perform its intended function. The guidance is effective for us for the year ended December 31, 2028, including interim periods within that year, and may be adopted prospectively, retrospectively, or using a modified transition approach for projects in process. We are currently evaluating the impact of this guidance on our consolidated financial statements.

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

Estimated value of NAI Transaction consideration attributable to Paramount Global common stock	$2,124	(a)
Cash paid to stockholders (see Note 13)	4,454	(b)
Proceeds from PIPE Transaction, net of subscription discount	1,517
Outstanding Paramount Global RSU Awards and Paramount Global PSU Awards	80	(c)
Remaining shares of Paramount Skydance Corporation Class B Common Stock	3,520	(d)
Paramount Global basis at August 7, 2025	$11,695
(a) In the NAI Transaction, the NAI Equity Investors purchased all of the outstanding equity interests of NAI. Based on valuation analyses of NAI’s assets and liabilities, the estimated value attributable to the shares of Paramount Global common stock held by NAI and its subsidiaries is $2.1 billion. This amount increased $107 million from the preliminary estimate included in our quarterly report on Form 10-Q for the third quarter of 2025, which resulted in an increase in Paramount Global’s basis in this amount.
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

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
The table below details the preliminary estimated fair values of Paramount Global’s assets, liabilities and noncontrolling interests at the Ultimate Parent's basis as of August 7, 2025, including measurement period adjustments recorded during the fourth quarter of 2025. The impact on our statement of operations in the fourth quarter of 2025 from the amounts that would have been recognized in the third quarter of 2025 had these measurement period adjustments been recognized as of the acquisition date were not material. The fair values were determined based on valuation techniques that use unobservable inputs (Level 3 in the fair value hierarchy). Significant judgments in these valuations include long-term projections, discount rates, royalty rates, and decay rates. We continue to evaluate these estimated fair values, in particular those related to programming, intangible assets, and contingencies, which may differ based upon the finalization of appraisals and other valuation analyses, which are expected no later than one year from the Closing Date.

	Allocation of Ultimate Parent’s Basis
	Preliminary	Measurement Period Adjustments	Preliminary, Revised
Assets:
Cash and cash equivalents	$3,977	$—	$3,977
Receivables, net	5,980	(20)	5,960
Programming and other inventory, current (b)	1,970	(66)	1,904
Prepaid expenses and other current assets	1,641	—	1,641
Property and equipment, net (a)	2,118	(2)	2,116
Programming and other inventory, noncurrent (b)	13,599	(365)	13,234
Goodwill (c)	947	430	1,377
Intangible assets, net (d)	6,748	(11)	6,737
Operating lease assets	875	41	916
Deferred income tax assets, net	1,200	23	1,223
Other noncurrent assets	2,470	42	2,512
Total assets	$41,525	$72	$41,597

Liabilities:
Long-term debt (e)	$13,619	$—	$13,619
Pension and postretirement benefit obligations (f)	1,390	—	1,390
Deferred income tax liabilities, net	306	(71)	235
Operating lease liabilities	1,219	—	1,219
Programming obligations (g)	2,017	(48)	1,969
Other liabilities (h)	10,137	182	10,319
Total liabilities	$28,688	$63	$28,751

Noncontrolling interests (i)	1,249	(98)	1,151

Paramount Global basis at August 7, 2025	$11,588	$107	$11,695
(a) The fair value was determined based on the market approach, which estimates the value based on transactions in the market for comparable assets, or the cost approach, which estimates the value based on the amount required to replace the asset. The fair value reflects an increase to the book value of $635 million principally reflecting incremental fair value of Paramount Global’s owned land and buildings.
(b) The fair value was determined based on the income approach, including the multi-period excess earnings method, which estimates the cash flows generated by the asset over its economic life using a discounted cash flow analysis. For certain content, fair value was determined to be equivalent to net book value. The fair value reflects a net decrease to the book value of programming assets of $562 million principally from reductions for programming at our TV Media and Direct-to-Consumer segments offset by an increase to the fair value of our film and television libraries.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
(c) Goodwill relates principally to the Direct-to-Consumer segment and represents the difference between Paramount Global’s basis and the fair value of its net assets based on the preliminary fair value estimates assumed herein. Goodwill reflects operating synergies between our businesses, as well as anticipated cost savings and is not deductible for tax purposes.
(d) The table below presents our intangible assets by asset class, as well as the valuation method used to determine the estimated fair values, and the related estimated weighted average useful lives. The weighted average useful life of the total intangibles below is 16.6 years.

Intangible assets	Values	Valuation Method	Estimated weighted average straight-line amortization period
FCC and other broadcasting licenses	$2,555	Greenfield discounted cash flow method	30 years
Trade names	$1,514	Relief from Royalty	17.3 years
Affiliate relationships	$1,004	Multi-period excess earnings	2.6 years
Subscriber relationships	$1,080	Replacement cost	2 years
Franchises	$326	Discounted cash flow	10 years
Developed technology	$258	Replacement cost	3 years
(e) The fair value was determined based on quoted prices in active markets.
(f) The fair value was determined based on a remeasurement of the obligation using actuarial assumptions. Key valuation inputs included discount rates and mortality assumptions.
(g) “Programming Obligations” include $520 million recorded to establish liabilities for unfavorable contractual arrangements.
(h) The estimated fair value of Paramount Global’s contingent liabilities as of August 7, 2025 was $1.4 billion, which relate principally to the defense and settlement of lawsuits claiming various personal injuries related to exposure to asbestos as well as claims from federal and state environmental regulatory agencies and other entities asserting liability for environmental cleanup costs and related damages (see Note 18).
(i) The fair value was determined based on a discounted cash flow analysis.
3) PROPERTY AND EQUIPMENT

	Successor	Predecessor
At December 31,	2025	2024
Land	$929	$370
Buildings	504	889
Equipment and other	872	3,987
	2,305	5,246
Less: Accumulated depreciation	110	3,680
Property and equipment, net	$2,195	$1,566

	Successor	Predecessor
	Period From August 7 - December 31,	Period From January 1 - August 6,	Year Ended December 31,
	2025	2025	2024	2023
Depreciation expense	$97	$189	$364	$383

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
4) PROGRAMMING AND OTHER INVENTORY
The following table presents our programming and other inventory at December 31, 2025 and 2024, grouped by type and predominant monetization strategy.

	Successor	Predecessor
At December 31,	2025	2024
Film Group Monetization:
Licensed program rights, including prepaid sports rights	$2,877	$3,168
Produced television and film programming:
Released	9,107	6,847
In process and other	1,935	2,292

Individual Monetization:
Produced television and film programming:
Released	1,005	1,823
Completed, not yet released	27	42
In process and other	1,526	1,155
Home entertainment	5	26
Game development	7	—
Total programming and other inventory	16,489	15,353
Less current portion	1,461	1,429
Total noncurrent programming and other inventory	$15,028	$13,924
The following table presents amortization of our television and film programming and production costs, which is included within “Operating expenses” on the Consolidated Statements of Operations.

	Successor	Predecessor
	Period From August 7 - December 31,	Period From January 1 - August 6,	Year Ended December 31,
	2025	2025	2024	2023
Licensed program rights	$2,242	$2,961	$5,482	$5,331

Produced television and film programming, and acquired libraries:
Individual monetization	$1,100	$810	$1,608	$2,065
Film group monetization	$1,927	$3,193	$4,898	$5,097
The following table presents the estimated expected amortization over each of the next three years of released programming inventory on the Consolidated Balance Sheet at December 31, 2025.

	2026	2027	2028
Licensed program rights	$2,213	$396	$156

Produced television and film programming, and acquired libraries:
Individual monetization	$348	$183	$126
Film group monetization	$2,803	$1,536	$1,068
During the year ending December 31, 2026, we expect to amortize approximately $15 million of our completed, not yet released film inventory, which is monetized on an individual basis.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
At December 31, 2025, acquired film and television libraries are being amortized using accelerated amortization methods that are most reflective of the earnings process from such libraries through 2045.
Programming Charges
During the fourth quarter of 2025, in connection with a review of our content portfolio following the closing of the Transactions, we decided to abandon certain Skydance content, principally development projects. As a result, we recorded programming charges totaling $41 million associated with this abandonment.
Programming charges in the Predecessor periods totaling $1.12 billion in 2024 and $2.37 billion in 2023 were the result of major changes in content strategy associated with the integration of certain product offerings and a shift to a global programming strategy. These changes resulted in the removal of significant levels of content from our platforms, abandonment of development projects, and termination of programming agreements, particularly internationally, including locally-produced content and domestic titles that no longer aligned with a shift to a global programming strategy. The removal of this content from our platforms was a triggering event that required an assessment of whether the affected programming assets were impaired. This impairment review compared the current carrying value of each title with its fair value, which considered (1) that the titles were no longer being utilized on our platforms and there was no intention to use the titles on our platforms in the future and (2) the estimated future cash flows associated with any anticipated licensing of the titles to third parties, which was minimal. The 2024 programming charges were comprised of $909 million for the impairment of content to its estimated fair value, as well as $209 million for development cost write-offs and contract termination costs. The 2023 programming charges were comprised of $1.97 billion for the impairment of content to its estimated fair value and $402 million for development cost write-offs and contract termination costs.
5) GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
We perform fair value-based impairment tests of goodwill on an annual basis, and also between annual tests if an event occurs or if circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

2025 Annual Impairment Test (Successor)
For the 2025 annual impairment test, we performed qualitative assessments for all of our reporting units with goodwill balances. For each reporting unit, we weighed the relative impact of reporting-unit-specific, industry, and macroeconomic factors, and considered changes in each since the estimated fair values of the reporting units were determined in connection with the pushdown of the Ultimate Parent's basis as of August 7, 2025. The reporting unit specific factors that were considered included updated financial forecasts, actual performance and changes to the reporting units’ carrying amounts. We also considered significant industry trends and developments, as well as macroeconomic and market factors, including changes in interest rates and changes in our market capitalization.

Considering the aggregation of all relevant factors, including the proximity to the August 7, 2025 valuation, we concluded that it is not more likely than not that the fair values of our reporting units are less than their respective carrying values. Therefore, performing a quantitative impairment test for these reporting units was unnecessary.

2024 Impairment Tests (Predecessor)
For the second quarter of 2024, the relevant factors that could impact the fair value of Paramount Global’s reporting units were assessed, including indicators in the linear affiliate marketplace and the estimated total company market value indicated by the Transactions and the NAI Transaction announced on July 7, 2024. Based

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
on this assessment, an interim goodwill impairment test was performed for each reporting unit. The goodwill impairment test for the Cable Networks reporting unit indicated that an impairment charge of $5.98 billion was required, which represented the goodwill balance of the reporting unit prior to the impairment test. The impairment charge, which was recorded within the TV Media segment, resulted from a downward adjustment to the reporting unit’s expected cash flows, primarily because of the linear affiliate market indicators noted above, and the estimated total company market value indicated by the Transactions and the NAI Transaction.

The estimated fair value of our Cable Networks reporting unit was based on the discounted cash flow method. The discounted cash flow method, which estimates fair value based on the present value of future cash flows, requires us to make various assumptions regarding the timing and amount of these cash flows, including growth rates, operating margins and capital expenditures for a projection period, plus the terminal value of the business at the end of the projection period. The assumptions about future cash flows were based on our internal forecasts of the applicable reporting unit, which incorporated our long-term business plans and historical trends. The terminal value was estimated using a long-term growth rate, which was based on expected trends and projections for the relevant industry. A discount rate was determined for the reporting unit based on the risks of achieving the future cash flows, including risks applicable to the industry and market as a whole, as well as the capital structure of comparable entities. For the impairment test of our Cable Networks reporting unit, we utilized a discount rate of 11% and a terminal value that was based on a long-term growth rate of (3)%.

The fair values of the remaining reporting units exceeded their respective carrying values and therefore no impairment charge was required.

For the 2024 and 2023 annual impairment tests, we performed qualitative assessments for all of our reporting units with goodwill balances and concluded that it was not more likely than not that the fair values of our reporting units were less than their respective carrying values.

FCC Licenses
FCC licenses were historically classified as indefinite-lived intangible assets, which were tested for impairment on an annual basis and between annual tests if events occurred or circumstances changed that would more likely than not reduce the fair value below carrying value. However, as a result of sustained declines in industry projections, including in long-term growth rate assumptions, we reassessed this classification and determined that FCC licenses would be classified as finite-lived intangible assets. Accordingly, during the third quarter of 2025, we began amortizing FCC licenses on a straight-line basis over a period of 30 years.
Interim Impairment Tests (Predecessor)
During each of the Predecessor periods presented, we had 14 television markets with FCC licenses book values. Quantitative impairment tests for our FCC licenses were performed using the Greenfield Discounted Cash Flow Method (“Greenfield Method”). We consider each geographic market, which is comprised of all of our television stations within that geographic market, to be a single unit of accounting because the FCC licenses at this level represent their highest and best use, and accordingly FCC licenses were tested for impairment at the geographic market level. The Greenfield Method estimates the fair values of FCC licenses by valuing a hypothetical start-up station in the relevant market by adding discounted cash flows over a five-year build-up period to a residual value. The assumptions for the build-up period include industry projections of overall market revenues; the start-up station’s operating costs and capital expenditures, which are based on both industry and internal data; and average market share. The discount rate is determined based on the industry and market-based risk of achieving the projected cash flows, and the residual value is calculated using a long-term growth rate, which is based on industry projections and projected long-range inflation.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
During 2025 and 2024, we performed interim quantitative impairment tests in each of the below quarters. The number of markets tested, assumptions used in the Greenfield Method, and resulting impairments, which were each recorded within the TV Media segment, were as follows:

Test Period	Markets Tested	Discount Rate	Long-Term Growth Rate	Markets Impaired	Impairment
Second Quarter 2025	6	7.50%	(2)%	6	$157
Third Quarter 2024	14	7.50%	(2)%	5	$104
Second Quarter 2024	8	8%	—%	2	$15

Annual Impairment Tests (Predecessor)
In 2024 and 2023, we performed annual impairment tests for each of our 14 markets. We performed qualitative assessments for nine and six television markets and quantitative impairment tests for the remaining five and eight markets for 2024 and 2023, respectively.

For the qualitative tests, we weighed the relative impact of market-specific and macroeconomic factors as well as the changes in these factors and their impact on discount rates and growth rates since the most recent quantitative test. The market-specific factors considered included recent projections by geographic market from both independent and internal sources for revenue and operating costs, as well as average market share. Based on the qualitative assessments, we concluded that it is not more likely than not that the fair values of the FCC licenses in each of these television markets were less than their respective carrying values. Therefore, performing a quantitative impairment test on these markets was unnecessary.

The 2024 quantitative test indicated that the estimated fair values of FCC licenses in each of the markets were below their respective carrying values. Accordingly, we recorded an impairment charge of $22 million during the fourth quarter of 2024 to write down the carrying values of these FCC licenses. This impairment charge was primarily the result of updated market data. The discount rate and the long-term growth rate used in the annual test were 7.5% and (2)%, respectively.

The 2023 quantitative test indicated that the estimated fair values of FCC licenses in five of the markets were below their respective carrying values. Accordingly, we recorded an impairment charge of $83 million to write down the carrying values of these FCC licenses to their aggregate estimated fair value. The impairment charge was primarily due to increased market volatility and higher interest rates in the fourth quarter of 2023 compared to the prior quarters of 2023 and the fourth quarter of 2022, which resulted in a higher discount rate.

In addition, in 2024 we performed a quantitative impairment test for our Australian broadcast licenses using the Greenfield Method, which indicated that the estimated fair value of these licenses was lower than their carrying value. Accordingly, we recorded an impairment charge of $8 million to write down the carrying value of these licenses to $13 million.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
The following tables present the changes in the book value of goodwill by segment.

	TV Media	Direct-to-Consumer	Filmed Entertainment	Total
Balance at December 31, 2023 (Predecessor) (a)	$11,168	$2,728	$2,620	$16,516
Impairment	(5,981)	—	—	(5,981)
Foreign currency	(27)	—	—	(27)
Balance at December 31, 2024 (Predecessor) (a)	5,160	2,728	2,620	10,508
Disposition	(20)	—	—	(20)
Foreign currency	—	—	—	—
Balance at August 6, 2025 (Predecessor)	5,140	2,728	2,620	10,488

	—	—	—	—
Adjustments to Paramount Global’s basis (Note 2)	(5,140)	(1,781)	(2,620)	(9,541)
Addition of Skydance	—	—	40	40
Balance at August 7, 2025 (Successor)	—	947	40	987
Acquisition	183	—	—	183
Measurement period adjustments	66	325	39	430
Balance at December 31, 2025 (Successor)	$249	$1,272	$79	$1,600
(a) The carrying amount of goodwill at the TV Media segment for the Predecessor periods included accumulated impairment losses of $19.34 billion and $13.35 billion at December 31, 2024 and 2023, respectively.
Our intangible assets were as follows:

		Accumulated
At December 31, 2025 (Successor)	Gross	Amortization	Net
FCC and other broadcasting licenses	$2,554	$(34)	$2,520
Trade names	1,509	(38)	1,471
Affiliate relationships	1,004	(158)	846
Subscriber relationships	1,080	(216)	864
Franchises	326	(13)	313
Developed technology	258	(34)	224
Total intangible assets	$6,731	$(493)	$6,238

		Accumulated
At December 31, 2024 (Predecessor)	Gross	Amortization	Net
Intangible assets subject to amortization:
Trade names	$241	$(166)	$75
Licenses	127	(68)	59
Customer agreements	121	(103)	18
Other intangible assets	238	(196)	42
Total intangible assets subject to amortization	727	(533)	194
FCC licenses	2,165	—	2,165
International broadcast licenses	13	—	13
Other intangible assets	34	—	34
Total intangible assets	$2,939	$(533)	$2,406

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Amortization expense was as follows:

	Successor	Predecessor
	Period From August 7 - December 31,	Period From January 1 - August 6,	Year Ended December 31,
	2025	2025	2024	2023
Amortization expense	$493	$15	$28	$35
We expect our aggregate annual amortization expense for existing intangible assets for each of the years, 2026 through 2030, to be as follows:

	2026	2027	2028	2029	2030
Future amortization expense	$1,235	$947	$396	$214	$214
6) RESTRUCTURING, TRANSACTION-RELATED ITEMS, AND OTHER CORPORATE MATTERS
During the periods presented we recorded the following restructuring charges, transaction-related items, and other corporate matters.

	Successor	Predecessor
	Period From August 7 - December 31,	Period From January 1 - August 6,	Year Ended December 31,
	2025	2025	2024	2023
Severance (a)	$650	$190	$523	$67
Exit costs	—	65	31	35
Restructuring charges	650	255	554	102
Transaction-related items	81	199	62	(156)
Other corporate matters	—	—	131	23
Restructuring, transaction-related items, and other corporate matters	$731	$454	$747	$(31)
(a) Severance costs include the accelerated vesting of stock-based compensation.
Restructuring Charges
Restructuring charges for the period from August 7 - December 31, 2025 (Successor) were comprised of severance costs of $650 million, principally associated with transformation initiatives and aligning the business around our strategic priorities following the Transactions, including costs related to a plan under which severance payments are being provided to certain eligible employees who voluntarily elected to participate.

Restructuring charges for the Predecessor periods from January 1 - August 6, 2025 and the years ended December 31, 2024 and 2023 included severance costs of $190 million, $523 million and $67 million, respectively, primarily reflecting strategic changes in our global workforce in order to streamline the organization. The severance costs in 2024 also included expenses associated with the exit of Paramount Global’s former CEO and other management changes.

Additionally, during the Predecessor periods from January 1 - August 6, 2025 and the years ended December 31, 2024 and 2023, we recorded exit costs of $65 million, $31 million, and $35 million, respectively, primarily for the impairment of lease assets that we ceased use of in connection with initiatives to reduce our real estate footprint and create cost synergies. The impairments were primarily the result of a decline in market conditions since the

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
inception of these leases and reflect the difference between the estimated fair values, which were determined based on the expected future cash flows of the lease assets, and the carrying values.

The following is a rollforward of our restructuring severance liability, which is recorded in “Other current liabilities” and “Other liabilities” on the Consolidated Balance Sheets, and is expected to be substantially paid by the end of 2027.

		2025 Activity (Predecessor)		2025 Activity (Successor)
	Balance at December 31, 2024	Charges (a)	Payments and other	Charges (a)	Payments and other	Balance at December 31, 2025
TV Media	$156	$141	$(98)	$307	$(107)	$399
Direct-to-Consumer	36	5	(27)	42	(3)	53
Filmed Entertainment	46	17	(28)	117	(34)	118
Corporate	111	13	(71)	115	(33)	135
Total	$349	$176	$(224)	$581	$(177)	$705

	Predecessor
		2024 Activity
	Balance at December 31, 2023	Charges (a)	Payments and other	Balance at December 31, 2024
TV Media	$162	$181	$(187)	$156
Direct-to-Consumer	6	66	(36)	36
Filmed Entertainment	14	70	(38)	46
Corporate	10	171	(70)	111
Total	$192	$488	$(331)	$349
(a) Excludes stock-based compensation expense of $69 million and $14 million for the periods from August 7 - December 31, 2025 (Successor) and January 1 - August 6, 2025 (Predecessor), respectively. For the year ended December 31, 2024 (Predecessor), excludes stock-based compensation expense of $35 million.
Transaction-Related Items
During the Successor period from August 7 - December 31, 2025, we recorded $81 million of transaction-related costs, principally for legal and other professional fees associated with the Warner Bros. offer. During the Predecessor period from January 1 - August 6, 2025, we recorded $199 million, principally for banking, legal, advisory, and other professional fees relating to the Transactions, and transaction awards that became payable to eligible employees upon closing. During 2024, we recorded costs for transaction-related items of $62 million associated with legal and advisory services related to the Transactions, and during 2023, we recorded a benefit of $156 million, principally associated with stockholder litigation related to the 2019 merger of Viacom Inc. (“Viacom”) and CBS Corporation (“CBS”).
Other Corporate Matters (Predecessor)
In 2024, we recorded charges for other corporate matters of $131 million, comprised of $74 million associated with the abandonment of developed technology and $57 million to increase our accrual for asbestos matters as discussed under Legal Matters—Claims Related to Former Businesses—Asbestos in Note 18. In 2023, we recorded a charge to increase our accrual for asbestos matters by $23 million.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
7) RELATED PARTIES
The Ellison Family (Successor)
At December 31, 2025, the Ellison Family, the controlling stockholder of Paramount, indirectly held approximately 77.5% of our voting Class A Common Stock through their collective approximate 77.5% ownership interest in Harbor Lights Entertainment, Inc. (f/k/a National Amusements, Inc.) and 47.8% of our Class A and non-voting Class B Common Stock on a combined basis. In addition, in connection with the PIPE transaction, the NAI Equity Investors (including entities controlled by the Ellison Family) received warrants to purchase a total of 200 million shares of Paramount Skydance Corporation Class B Common Stock (of which entities controlled by the Ellison Family received warrants to purchase a total of 155 million shares) at an initial exercise price of $30.50 per share (subject to customary anti-dilution adjustments), which expire five years after issuance. The Ellison Family is comprised of Lawrence Ellison and David Ellison. David Ellison is the son of Lawrence Ellison, and Lawrence Ellison and David Ellison are accordingly considered immediate family members. David Ellison is the CEO of Paramount and the Chairman of our Board of Directors.

Lawrence Ellison is the Chairman and a significant stockholder of Oracle Corporation (“Oracle”). During the Successor period, we made payments totaling $12 million relating to several multi-year software as a service agreements with Oracle, principally for finance and human resources, as well as Oracle software support agreements and database licenses used by various applications. In February 2026, we executed a six-year cloud infrastructure services agreement with Oracle with a total commitment of $300 million, under which payments escalate over the term, in connection with our anticipated enterprise, data, and streaming workloads.

In addition, we have lease agreements with terms that expire in 2034 under which the lessor is an entity owned and controlled by Lawrence Ellison. At December 31, 2025, the total liability associated with these leases was $174 million. During the period from August 7 - December 31, 2025 we recorded lease costs associated with these leases totaling $20 million.

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

	Successor	Predecessor
	Period From August 7 - December 31,	Period From January 1 - August 6,	Year Ended December 31,
	2025	2025	2024	2023
Revenues	$133	$198	$273	$322

Operating costs (a)	$43	$82	$114	$24
(a) Beginning in 2024, amounts include costs capitalized in programming assets during the period, as well as operating expenses.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Successor	Predecessor
At December 31,	2025	2024
Receivables, net	$213	$190

Other assets (Receivables, noncurrent)	$87	$82
Through the normal course of business, we are involved in other transactions with related parties that have not been material in any of the periods presented.
8) REVENUES
The table below presents our revenues disaggregated into categories based on the nature of such revenues. See Note 17 for revenues by segment disaggregated into these categories.

	Successor	Predecessor
	Period From August 7 - December 31,	Period From January 1 - August 6,	Year Ended December 31,
	2025	2025	2024	2023
Revenues by Type:
Advertising	$3,803	$5,329	$10,295	$9,989
Affiliate and subscription	5,429	8,242	13,153	13,018
Theatrical	154	475	813	813
Licensing and other	2,883	2,576	4,952	5,832
Total Revenues	$12,269	$16,622	$29,213	$29,652
Receivables
Included in “Other assets” on the Consolidated Balance Sheets are noncurrent receivables of $835 million and $1.03 billion at December 31, 2025 (Successor) and December 31, 2024 (Predecessor), respectively. Noncurrent receivables primarily relate to revenues recognized under long-term content licensing arrangements. Revenues from the licensing of content are recognized at the beginning of the license period in which programs are made available to the licensee for exhibition, while the related cash is generally collected over the term of the license period.

Our receivables do not represent significant concentrations of credit risk at December 31, 2025 or 2024, due to the wide variety of customers, markets and geographic areas to which our products and services are sold.

Contract Liabilities
Contract liabilities are included within “Deferred revenues” and “Other liabilities” on the Consolidated Balance Sheets and were $1.5 billion, $0.9 billion, and $0.8 billion at December 31, 2025 (Successor) and December 31, 2024 and 2023 (Predecessor), respectively. For the periods from August 7 - December 31, 2025 (Successor) and January 1 - August 6, 2025, and for the years ended December 31, 2024 and 2023 (Predecessor), we recognized revenues of $1.0 billion, $0.6 billion, $0.7 billion, and $0.9 billion, respectively, that were included in the opening balance of deferred revenues for the respective period.

Unrecognized Revenues Under Contract
At December 31, 2025 (Successor), unrecognized revenues attributable to unsatisfied performance obligations under our long-term contracts were approximately $6 billion, of which $3 billion is expected to be recognized in

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
2026, $2 billion in 2027, and $1 billion in 2028. These amounts only include contracts subject to a guaranteed fixed amount or the guaranteed minimum under variable contracts, primarily consisting of television and film licensing contracts and affiliate agreements that are subject to a fixed or guaranteed minimum fee. Such amounts change on a regular basis as we renew existing agreements or enter into new agreements. In addition, the timing of satisfying certain performance obligations under these long-term contracts is uncertain and, therefore, is also subject to change. Unrecognized revenues under contracts disclosed above do not include (i) contracts with an original expected term of one year or less, mainly consisting of advertising contracts, (ii) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage, mainly consisting of affiliate agreements and (iii) long-term licensing agreements for multiple programs for which variable consideration is determined based on the value of the programs delivered to the customer and our right to invoice corresponds with the value delivered.

Performance Obligations Satisfied in Previous Periods
Under certain revenue arrangements, the amount and timing of our revenue recognition is determined based on our licensees’ subsequent sale to its end customers. As a result, under such arrangements we often satisfy our performance obligation of delivery of our content in advance of revenue recognition. We recognized revenue of $0.2 billion for the Successor period from August 7 - December 31, 2025, $0.4 billion for the Predecessor period from January 1 - August 6, 2025, and $0.5 billion and $0.4 billion for the years ended December 31, 2024 and 2023, respectively, principally relating to content licensing arrangements for which the performance obligation was satisfied prior to the periods indicated, including agreements with distributors of transactional video-on-demand and electronic sell-through services, other licensing arrangements, and theatrical distribution of our films. The amount for the year ended December 31, 2024 also included advertising revenue from amounts recognized during 2024 for the underreporting of revenue by an international advertising sales agent in previous periods.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
9) DEBT
The table below details our debt, which was recorded at its fair value on the closing date of the Transactions and the NAI Transaction on August 7, 2025 (see Note 2). Paramount Global is the issuer of all of the senior and junior debt in the table below. Upon the closing of the Transactions, Paramount Skydance Corporation provided a full and unconditional parent guarantee of Paramount Global’s senior and junior debt.

	Successor (a)	Predecessor
	At	At
	December 31, 2025	December 31, 2024
4.0% Senior Notes due 2026	$347	$346
3.70% Senior Notes due 2026	85	86
2.90% Senior Notes due 2027	573	582
3.375% Senior Notes due 2028	487	498
3.70% Senior Notes due 2028	489	496
4.20% Senior Notes due 2029	489	496
7.875% Senior Debentures due 2030	915	829
4.95% Senior Notes due 2031	1,221	1,232
4.20% Senior Notes due 2032	921	980
5.50% Senior Debentures due 2033	417	428
4.85% Senior Debentures due 2034	76	87
6.875% Senior Debentures due 2036	1,119	1,072
6.75% Senior Debentures due 2037	75	76
5.90% Senior Notes due 2040	272	298
4.50% Senior Debentures due 2042	34	45
4.85% Senior Notes due 2042	400	490
4.375% Senior Debentures due 2043	1,079	1,146
4.875% Senior Debentures due 2043	14	18
5.85% Senior Debentures due 2043	1,103	1,235
5.25% Senior Debentures due 2044	275	345
4.90% Senior Notes due 2044	432	542
4.60% Senior Notes due 2045	452	591
4.95% Senior Notes due 2050	763	950
6.25% Junior Subordinated Debentures due 2057	628	644
6.375% Junior Subordinated Debentures due 2062	989	989
Obligations under finance leases	3	—
Total debt (b)	13,658	14,501
Less current portion	433	—
Total long-term debt, net of current portion	$13,225	$14,501
(a) In connection with the pushdown of the Ultimate Parent’s basis, our debt was recorded at fair value, which resulted in a decrease to our total debt balance of $898 million, reflecting the reversal of a net unamortized discount of $390 million and unamortized deferred financing fees of $71 million, and a reduction of $1.36 billion to adjust our debt to its fair value. The adjustments to fair value for each of our senior and junior debt issuances are being amortized over the remaining term of the applicable issuance within interest expense (see Note 2).
(b) At December 31, 2025 (Successor), our senior and junior debt balances were net of unamortized fair value adjustments totaling $1.32 billion. At December 31, 2024 (Predecessor), the senior and junior debt balances included a net unamortized discount of $401 million and unamortized deferred financing costs of $74 million. The face value of our total debt at both December 31, 2025 (Successor) and December 31, 2024 (Predecessor) was $14.98 billion.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Senior Debt
In January 2026, we repaid our $347 million of 4.0% senior notes at maturity.
During the fourth quarter of 2024 (Predecessor), we redeemed our $126 million of outstanding 4.75% senior notes due in 2025 at par.

During 2023 (Predecessor), we repurchased $1.04 billion of our outstanding senior notes due between 2025 and 2027 through a tender offer, for an aggregate repurchase price of $1.00 billion. These repurchases resulted in a pre-tax gain on extinguishment of debt of $29 million. In 2023, we also repaid our $139 million of 7.875% debentures and $35 million of 7.125% senior notes, each at maturity.

Junior Debt
At December 31, 2025 (Successor), our junior debt was comprised of $628 million 6.25% junior subordinated debentures due 2057 and $989 million 6.375% junior subordinated debentures due 2062.

The 6.25% junior subordinated debentures accrue interest at the stated fixed rate until February 28, 2027, on which date the rate will switch to a floating rate. Under the terms of the debentures the floating rate is based on three-month LIBOR plus 3.899%, reset quarterly, however, with the phasing out of LIBOR and the passage of the Adjustable Interest Rate (LIBOR) Act, signed into law on March 15, 2022, it is expected that the 6.25% junior subordinated debentures due 2057 will, upon switching to a floating rate, bear interest at a replacement rate based on three-month CME Term Secured Overnight Financing Rate (SOFR). These debentures can be called by us at par at any time after the expiration of the fixed-rate period.

The interest rate on the 6.375% junior subordinated debentures will reset on March 30, 2027, and every five years thereafter to a fixed rate equal to the 5-year Treasury Rate (as defined pursuant to the terms of the debentures) plus a spread of 3.999% from March 30, 2027, 4.249% from March 30, 2032 and 4.999% from March 30, 2047. These debentures can be called by us at par plus a make whole premium any time before March 30, 2027, or at par on March 30, 2027 or on any interest payment date thereafter.

Long-Term Debt Maturities
At December 31, 2025, our scheduled maturities of long-term debt at face value, which excludes payments for the related interest and finance leases, were as follows:

						2031 and Thereafter
	2026	2027	2028	2029	2030
Long-term debt	$433	$584	$1,000	$500	$827	$11,632
Commercial Paper
At both December 31, 2025 (Successor) and December 31, 2024 (Predecessor), we had no outstanding commercial paper borrowings.

Credit Facility
On August 7, 2025, in connection with the closing of the Transactions and pursuant to the August 2024 amendment to the Credit Facility (which is further described below), Paramount Skydance Corporation entered into a joinder agreement pursuant to which it joined Paramount Global’s revolving credit facility (the “Credit Facility”). The Credit Facility provides for a $3.50 billion commitment until January 2027, at which point the

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
commitment will be reduced to $3.44 billion through maturity in January 2028. The Credit Facility is used for general corporate purposes and to support commercial paper borrowings, if any. We may, at our option, also borrow in certain foreign currencies up to specified limits under the Credit Facility. Borrowing rates under the Credit Facility are determined at the time of each borrowing and are generally based on either the prime rate in the U.S. or an applicable benchmark rate plus a margin (based on our senior unsecured debt rating), depending on the type and tenor of the loans entered into. The benchmark rate for loans denominated in U.S. dollars is Term SOFR, and for loans denominated in euros, sterling and yen is based on EURIBOR, SONIA and TIBOR, respectively. At December 31, 2025, we had no borrowings outstanding under the Credit Facility and the availability under the Credit Facility was $3.50 billion.

The Credit Facility has one principal financial covenant which sets a maximum Consolidated Total Leverage Ratio (“Leverage Ratio”) at the end of each quarter. The maximum Leverage Ratio was 4.75x for the quarter ended December 31, 2025 and will decrease to 4.5x for the quarter ending March 31, 2026, and will remain at this level until maturity. The Leverage Ratio reflects the ratio of our Consolidated Indebtedness, net of unrestricted cash and cash equivalents at the end of a quarter, to our Consolidated EBITDA (each as defined in the credit agreement) for the trailing twelve-month period. In May 2025, Paramount Global entered into an amendment to the Credit Facility, which increased the maximum amount of unrestricted cash and cash equivalents that can be netted against Consolidated Indebtedness, in the calculation of the Leverage Ratio, from $1.50 billion to $3.0 billion and amended the definition of Consolidated EBITDA to include an additional add-back (which is capped at 15% of Consolidated EBITDA after giving effect to such add-back) for cash items associated with provisions for restructuring or other business optimization programs, litigation and environmental reserves, and losses on the disposition of businesses. We met the covenant as of December 31, 2025.

The Credit Facility also includes a provision that the occurrence of a change of control will be an event of default that would give the lenders the right to accelerate any outstanding loans and terminate their commitments. In August 2024, Paramount Global entered into amendments to the Credit Facility and the $1.9 billion standby letter of credit facility (see Note 18), which, among other things, revised the change of control provision and related definitions to reflect the ownership structure of the Company after giving effect to the Transactions and the NAI Transaction. These amendments became operative upon closing of the Transactions (see Note 1).

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

Other Bank Borrowings
At both December 31, 2025 (Successor) and December 31, 2024 (Predecessor), there were no outstanding bank borrowings under Miramax’s $50 million credit facility that matures in November 2027.
10) LEASES
Lessee Contracts
We have operating leases primarily for office space, equipment, satellite transponders and studio facilities. We also have finance leases for equipment, which were not material for the periods presented. Lease costs are generally fixed, with certain contracts containing variable payments for non-lease costs based on usage and escalations in the lessors’ annual costs.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
At December 31, 2025 (Successor) and December 31, 2024 (Predecessor), the following amounts were recorded on the Consolidated Balance Sheets relating to our operating leases.

	Successor	Predecessor
	2025	2024
Right-of-Use Assets
Operating lease assets	$1,126	$1,012

Lease Liabilities
Other current liabilities	$284	$284
Operating lease liabilities	1,150	1,048
Total lease liabilities	$1,434	$1,332

	Successor	Predecessor
	2025	2024
Weighted average remaining lease term	6 years	6 years

Weighted average discount rate	4.7%	3.8%
The following table presents our lease cost relating to our operating leases.

	Successor	Predecessor
	Period From August 7 - December 31,	Period From January 1 - August 6,	Year Ended December 31,
	2025	2025	2024	2023
Operating lease cost (a) (b)	$131	$176	$301	$332
Short-term lease cost (b) (c)	62	81	181	229
Variable lease cost (b) (d)	34	47	84	76
Sublease income	(8)	(9)	(7)	(7)
Total lease cost	$219	$295	$559	$630
(a) Includes fixed lease costs and non-lease costs (consisting of other occupancy and service costs relating to the use of an asset) associated with long-term operating leases.
(b) Includes costs capitalized in programming assets during the period for leased assets used in the production of programming.
(c) Short-term leases, which are not recorded in right-of-use assets and lease liabilities on the Consolidated Balance Sheets, have a term of 12 months or less and exclude month-to-month leases.
(d) Primarily includes non-lease costs (consisting of other occupancy and service costs relating to the use of an asset) and costs for equipment leases that vary based on usage.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
The following table presents supplemental cash flow information for our operating leases.

	Successor	Predecessor
	Period From August 7 - December 31,	Period From January 1 - August 6,	Year Ended December 31,
	2025	2025	2024	2023
Payments for amounts included in operating lease liabilities (operating cash flows)	$140	$218	$338	$368

Noncash additions to operating lease assets	$146	$82	$130	$123
The expected future payments relating to our operating lease liabilities at December 31, 2025 (Successor) are as follows:

2026	$336
2027	290
2028	257
2029	211
2030	195
2031 and thereafter	387
Total minimum payments	1,676
Less amounts representing interest	242
Present value of minimum payments	$1,434
In October 2025, we entered into an operating lease for approximately 285,000 square feet of studio stage and production office space in a multi-tenant facility in New Jersey that is currently under construction by the lessor. The lease will commence upon delivery of the completed space, which is currently expected in the fourth quarter of 2028. The noncancellable term is 10 years and fixed payments will total $255 million.

Lessor Contracts
We enter into operating lease agreements under which third parties lease space in our owned production facilities and office buildings. Lease payments received under these agreements consist of fixed payments for the rental of space and certain building operating costs, as well as variable payments based on usage of production facilities and services, and escalating costs of building operations. Our future fixed lease income is not expected to be material. We recorded total lease income, including both fixed and variable amounts, of $17 million for the Successor period from August 7 - December 31, 2025, $23 million for the Predecessor period from January 1 - August 6, 2025 and $34 million for each of the years ended December 31, 2024 and 2023 (Predecessor).
11) FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
The carrying value of our financial instruments approximates fair value, except for notes and debentures. At December 31, 2025 (Successor) and December 31, 2024 (Predecessor), the carrying value of our outstanding notes and debentures was $13.65 billion and $14.50 billion, respectively, and the fair value, which is determined based on quoted prices in active markets (Level 1 in the fair value hierarchy), was $13.2 billion and $13.3 billion, respectively.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Investments
Included in “Other assets” on the Consolidated Balance Sheets are equity-method investments of $92 million and $99 million at December 31, 2025 (Successor) and December 31, 2024 (Predecessor), respectively, and equity investments without a readily determinable fair value for which we have no significant influence of $58 million and $86 million at December 31, 2025 (Successor) and December 31, 2024 (Predecessor), respectively.

At December 31, 2025 (Successor), our equity-method investments principally included a 50% interest in SkyShowtime—a subscription streaming service in certain European territories—and interests in a production studio and other media joint ventures. “Equity in loss of investee companies, net of tax” on the Consolidated Statement of Operations for the year ended December 31, 2023 (Predecessor), included impairment charges for equity method investments of $16 million.

During the Successor period from August 7 - December 31, 2025 (Successor), we recorded $40 million to write off investments due to recent indications that these investments are no longer recoverable.

In November 2024, we completed the sale of the remaining 13% interest in Viacom18 to its majority interest holder, for an aggregate purchase price of $508 million, which resulted in a loss of $13 million. In 2023, our ownership of Viacom18 was diluted from 49% to 13% following investment by other parties. The difference between the carrying value of our 49% interest and the fair value of our 13% interest, as indicated by the additional investments, resulted in a noncash gain of $168 million in 2023. The losses and gain described above were recorded in “Gain (loss) from investments” on the Consolidated Statements of Operations.

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

In 2024, we entered into a foreign currency option contract to mitigate the exchange rate risk of the Indian rupee-denominated sale of our interest in Viacom18 discussed above, and recognized a total loss of $5 million on this contract, which is included in the table below.

At December 31, 2025 (Successor) and December 31, 2024 (Predecessor), the notional amount of all foreign exchange contracts was $3.14 billion and $2.75 billion, respectively. For 2025 (Successor), $2.74 billion related to future production costs and $407 million related to our foreign currency assets and liabilities. For 2024 (Predecessor), $2.39 billion related to future production costs and $358 million related to our foreign currency assets and liabilities.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Gains (losses) recognized on derivative financial instruments were as follows:

	Successor	Predecessor
	Period From August 7 - December 31,	Period From January 1 - August 6,	Year Ended December 31,
	2025	2025	2024	2023	Financial Statement Account
Non-designated foreign exchange contracts	$(4)	$(24)	$13	$(10)	Other items, net
We continually monitor our positions with, and credit quality of, the financial institutions that are counterparties to our financial instruments. We are exposed to credit loss in the event of nonperformance by the counterparties to the agreements. However, we do not anticipate nonperformance by the counterparties.
Fair Value Measurements
The table below presents our assets and liabilities measured at fair value on a recurring basis at December 31, 2025 (Successor) and December 31, 2024 (Predecessor). These assets and liabilities have been categorized according to the three-level fair value hierarchy established by the FASB, which prioritizes the inputs used in measuring fair value. Level 1 is based on publicly quoted prices for the asset or liability in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset or liability in inactive markets or quoted prices for similar assets or liabilities. Level 3 is based on unobservable inputs reflecting our own assumptions about the assumptions that market participants would use in pricing the asset or liability. All of our assets and liabilities that are measured at fair value on a recurring basis use Level 2 inputs. The fair value of foreign currency hedges is determined based on the present value of future cash flows using observable inputs including foreign currency exchange rates. The fair value of deferred compensation liabilities is determined based on the fair value of the investments elected by employees.

	Successor	Predecessor
	At	At
	December 31, 2025	December 31, 2024
Assets:
Foreign currency hedges	$38	$45
Total Assets	$38	$45
Liabilities:
Deferred compensation	$312	$385
Foreign currency hedges	28	48
Total Liabilities	$340	$433
Level 3 inputs were used in determining Paramount Global’s net assets at the Ultimate Parent’s basis (see Note 2) and the estimated fair values of assets that were impaired during the Predecessor periods presented (see Notes 4 and 5).

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
12) VARIABLE INTEREST ENTITIES
In the normal course of business, we enter into joint ventures or make investments with business partners that support our underlying business strategy and provide us the ability to enter new markets to expand the reach of our brands, develop new programming and/or distribute our existing content. In certain instances, an entity in which we make an investment may qualify as a VIE. In determining whether we are the primary beneficiary of a VIE, we assess whether we have the power to direct matters that most significantly impact the activities of the VIE, and have the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

The following tables present the amounts recorded in our consolidated financial statements related to our consolidated VIEs.

	Successor	Predecessor
	At	At
	December 31, 2025	December 31, 2024
Total assets	$1,193	$1,825

Total liabilities	$311	$198

	Successor	Predecessor
	Period From August 7 - December 31,	Period From January 1 - August 6,	Year Ended December 31,
	2025	2025	2024	2023
Revenues	$243	$294	$530	$598

Operating income (loss)	$13	$(102)	$(124)	$(107)
13) STOCKHOLDERS’ EQUITY
Holders of the Company’s Class A Common Stock are entitled to one vote per share with respect to all matters on which the holders of the Company’s Common Stock are entitled to vote and holders of the Company’s Class B Common Stock do not have any voting rights, except as required by applicable law.

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

The Transactions included a cash-stock election offered to holders of Paramount Global pursuant to which (a) shares of Paramount Global Class A Common Stock held by stockholders other than NAI or its subsidiaries were converted, at the stockholders’ election, into the right to receive either the Class A Cash Consideration or the Class A Stock Consideration and (b) shares of Paramount Global Class B Common Stock held by stockholders other than NAI or its subsidiaries, the NAI Equity Investors and certain other affiliates of investors in Skydance were converted, at the stockholders’ election, into the right to receive the Class B Cash Consideration (subject to proration) or the Class B Stock Consideration. The elections resulted in cash settlement of 7.2 million shares of

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Paramount Global Class A Common Stock at a price of $23.00 per share and cash settlement of 285.9 million shares of Paramount Global Class B Common Stock at a price of $15.00 per share for which holders of the shares elected to receive the Class A Cash Consideration and Class B Cash Consideration, respectively. In addition, holders of 2.0 million shares of Paramount Global Class A Common Stock elected to receive the Class A Stock Consideration or made no election, and as such received shares of Paramount Skydance Corporation Class B Common Stock at a conversion rate of 1.5333, resulting in the issuance of 3.1 million shares of Paramount Skydance Corporation Class B Common Stock. Elections made for the Class B Cash Consideration were subject to a proration mechanism. Shares of Paramount Global Class B Common Stock for which elections to receive Class B Cash Consideration were not made or were validly revoked remained issued and outstanding as one share of Paramount Skydance Corporation Class B Common Stock. Shares of Paramount Global Class A Common Stock and Paramount Global Class B Common Stock were cancelled and ceased to exist upon completion of the Transactions.

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

In the fourth quarter of 2025, we issued an aggregate amount of 5.4 million shares of our Class B common stock at $19.09 per share as consideration to certain sophisticated investors in connection with an acquisition, for an aggregate value of $104 million, and expect to issue an additional 0.7 million shares, or $13 million of value during the first quarter of 2026. In addition, we issued 3.5 million shares of restricted stock with future vesting conditions to employees of the acquired company in a private placement and not from our existing authorization.

Common Stock Dividends
The following table presents dividends declared per share and total dividends for Paramount Skydance Corporation Class B Common Stock for the Successor period and Paramount Global’s Class A and Class B Common Stock for the Predecessor periods.

	Successor	Predecessor
	Period From August 7 - December 31,	Period From January 1 - August 6,	Year Ended December 31,
	2025	2025	2024	2023
Class A and Class B Common Stock
Dividends declared per common share	$.10	$.10	$.20	$.39

Total common stock dividends	$114	$70	$138	$261

Mandatory Convertible Preferred Stock (Predecessor)
At December 31, 2023, there were 10 million shares of Paramount Global Mandatory Convertible Preferred Stock outstanding. During the first quarter of 2024, 0.3 million shares of Mandatory Convertible Preferred Stock were voluntarily converted into Paramount Global Class B Common Stock at a conversion rate of 1.0013 shares. On April 1, 2024, each of the remaining 9.7 million outstanding shares automatically and mandatorily converted into 1.1765 shares of Paramount Global Class B Common Stock, resulting in the issuance of 11.5 million shares of Paramount Global Class B Common Stock.

During the first quarter of 2024, the final dividend on the Mandatory Convertible Preferred Stock was declared, at a rate of $1.4375 per share, resulting in total dividends of $14 million, which were paid on April 1, 2024. For each of the quarters of 2023, Paramount Global declared a quarterly cash dividend of $1.4375 per share on the Mandatory Convertible Preferred Stock, resulting in total annual dividends of $58 million for the year ended December 31, 2023.

Common Stock Conversion Rights (Predecessor)
Holders of Paramount Global Class A Common Stock had the right to convert their shares to Paramount Global Class B Common Stock as long as there were at least 5,000 shares of Paramount Global Class A Common Stock outstanding. Conversions of Paramount Global’s Class A Common Stock into Paramount Global’s Class B Common Stock were minimal during the period from January 1 - August 6, 2025, as well as for the years ended 2024 and 2023.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in the components of accumulated other comprehensive income (loss).

	Continuing Operations				Discontinued Operations
	Cumulative Translation Adjustments		Net Actuarial Loss and Prior Service Cost		Other Comprehensive Income (Loss) (a)	Accumulated Other Comprehensive Income (Loss)
At December 31, 2022 (Predecessor)	$(680)		$(1,097)		$(30)	$(1,807)
Other comprehensive income before reclassifications	132		(7)		(5)	120
Reclassifications to net earnings	44	(b)	52	(c)	35 (d)	131
Other comprehensive income	176		45		30	251
At December 31, 2023 (Predecessor)	(504)		(1,052)		—	(1,556)
Other comprehensive income (loss) before reclassifications	(153)		55		—	(98)
Reclassifications to net loss	—		50	(c)	—	50
Other comprehensive income (loss)	(153)		105		—	(48)
At December 31, 2024 (Predecessor)	(657)		(947)		—	(1,604)
Other comprehensive income before reclassifications	115		—		—	115
Reclassifications to net earnings	—		25	(c)	—	25
Other comprehensive income	115		25		—	140
At August 6, 2025 (Predecessor)	(542)		(922)		—	(1,464)

Adjustments to Paramount Global’s basis	542	(e)	922	(e)	—	1,464
At August 7, 2025 (Successor)	—		—		—	—
Other comprehensive income	40		19		—	59
At December 31, 2025 (Successor)	$40		$19		$—	$59
(a) Reflects cumulative translation adjustments.
(b) Reflects amounts realized within “Gain (loss) from investments” on the Consolidated Statement of Operations in connection with the dilution of our interest in Viacom18 (see Note 11).
(c) Reflects amortization of net actuarial losses.
(d) Reflects amounts realized within “Net earnings from discontinued operations, net of tax” on the Consolidated Statement of Operations in connection with the sale of Simon & Schuster (see Note 19).
(e) In connection with the change in control of Paramount Global that established a new accounting basis, the historical equity of Paramount Global was reversed.
The net actuarial loss and prior service cost related to pension and other postretirement benefit plans included in other comprehensive income (loss) is net of a tax benefit of $6 million for the period from August 7 - December 31, 2025 (Successor), $8 million for the period from January 1 - August 6, 2025 (Predecessor), and $34 million and $14 million for the years ended December 31, 2024 and 2023 (Predecessor), respectively.
14) STOCK-BASED COMPENSATION
We have a long-term equity-based incentive plan (the “Plan”) to benefit and advance the interests of our company by attracting, retaining and motivating participants and to compensate participants for their contributions to the financial success of our company. The Plan provides for awards of stock options, stock appreciation rights, restricted and unrestricted stock, RSUs, dividend equivalents, performance awards and other equity-related awards. RSUs, restricted stock and PSUs accrue dividends each time we declare a quarterly cash dividend, which are paid

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
upon vesting when the shares are delivered and are forfeited if the award does not vest. Upon exercise of stock options or vesting of RSUs, restricted stock and PSUs, we issue new shares from our existing authorization. At December 31, 2025, there were 94 million shares available for future grant under the Plan. Stock-based compensation awards were also granted under Predecessor equity incentive plans prior to the closing of the Transactions. Upon exercise of outstanding stock options or vesting of RSUs previously granted under the Predecessor’s equity incentive plans, shares may be issued from a previous authorization.
The following table presents a summary of stock-based compensation expense for the periods presented.

	Successor	Predecessor
	Period From August 7 - December 31,	Period From January 1 - August 6,	Year Ended December 31,
	2025	2025	2024	2023
Expense included in operating and SG&A (a)	$91	$99	$210	$172
Expense included in restructuring charges (b)	69	14	35	5
Stock-based compensation expense, before income taxes	160	113	245	177
Related tax benefit	(28)	(25)	(37)	(35)
Stock-based compensation expense, net of tax benefit	$132	$88	$208	$142
(a) In connection with the Transactions, certain of Paramount Global’s employees became entitled to payments and benefits that, in accordance with Sections 280G and 4999 of the Internal Revenue Code of 1986, as amended, were not deductible for tax purposes by the Company and would result in an excise tax for the employees. To mitigate the potential tax impacts, during the fourth quarter of 2024, the Compensation Committee of Paramount Global’s Board of Directors approved the immediate vesting and settlement in shares of Paramount Global Class B Common Stock of (a) 3,414,007 RSUs that were previously granted to 77 employees and scheduled to vest in future years and (b) 634,075 PSUs, comprising the target awards previously-granted with performance periods ending in calendar years 2026 and 2027 for three executives, for which performance-based vesting conditions would otherwise have been deemed achieved at target performance for purposes of the conversion of the PSUs pursuant to the Transaction Agreement. These modifications resulted in $31 million of incremental stock-based compensation expense during 2024.
(b) Reflects accelerations as a result of restructuring activities, which are included in “Restructuring, transaction-related items, and other corporate matters” on the Consolidated Statements of Operations.
Included in net earnings from discontinued operations was stock-based compensation expense of $2 million for the year ended December 31, 2023.

RSUs, Restricted Stock and PSUs
Compensation expense for RSUs and restricted stock is determined based upon the market price of the shares underlying the awards on the date of grant and expensed over the vesting period, which is annually or quarterly, over a one- to five-year service period. Forfeitures for RSUs are estimated on the date of grant based on historical forfeiture rates and adjusted based on actual forfeitures. On an annual basis, we revise the estimated forfeiture rate, as necessary.

The fair value of performance share unit (“PSU”) awards granted during the years ended December 31, 2024 and 2023 (Predecessor) was $41 million and $43 million, respectively. For PSU awards with a market condition, the number of shares to be issued upon vesting was based on the total shareholder return of Paramount Global’s Class B Common Stock measured against the companies comprising the S&P 500 Index or a defined peer group over a designated measurement period. Certain other PSU awards were based on the achievement of established internal operating goals. The fair value of PSU awards with a market condition is determined using a Monte Carlo simulation model and is expensed over the required employee service period. Compensation expense for these PSUs is not adjusted for the actual number of shares issued based on the outcome of the market condition for

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
completed performance periods. The fair value of PSU awards with internal performance conditions is based on the market price of the shares on the date of grant, and is expensed based on the probable outcome of internal performance metrics and subsequently adjusted to reflect the actual shares issued based on the outcome of the performance metrics for completed performance periods. For all PSU awards, if the required service period is not completed, the award is forfeited, and compensation expense is adjusted.

At the closing of the Transactions, all outstanding Paramount Global RSU awards and PSU awards were converted to Paramount RSU awards. There were no PSUs outstanding at December 31, 2025.

In the fourth quarter of 2025, 3.5 million shares of restricted stock with future vesting conditions were issued to employees of a recently acquired company in a private placement and not from our existing authorization. Compensation expense will be recognized over the applicable vesting period, which ranges from one to five years.

The following table presents the weighted-average grant-date fair value of grants and the total market value of vested RSUs, restricted stock and PSUs for the periods presented.

	Successor	Predecessor
	Period From August 7 - December 31,	Period From January 1 - August 6,	Year Ended December 31,
	2025	2025	2024	2023
Weighted average grant date fair value of RSUs, restricted stock and PSUs	$13.89	$10.75	$10.97	$22.83

Market value of RSU and PSU vests	$92	$71	$130	$74
Total unrecognized compensation cost related to non-vested RSUs and restricted stock at December 31, 2025 was $721 million, which is expected to be recognized over a weighted average period of 3.95 years.

The following table summarizes our RSU, restricted stock and PSU share activity:

		Weighted Average
	Shares	Grant Date Fair Value
Non-vested at December 31, 2024 (Predecessor)	20,249,642	$15.90
Granted	19,120,459	$10.75
Vested	(6,201,389)	$15.91
Forfeited	(2,678,560)	$17.46
Non-vested at August 6, 2025 (Predecessor)	30,490,152	$12.53

Non-vested at August 7, 2025 (Successor)	30,490,152	$12.53
Granted	44,464,279	$13.89
Vested	(6,548,696)	$11.60
Forfeited	(533,751)	$11.10
Non-vested December 31, 2025 (Successor)	67,871,984	$13.52

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Stock Options
There were no stock option grants during any of the periods presented, and at December 31, 2025, all stock options are vested and there is no remaining unrecognized compensation cost.
The following table summarizes our stock option activity.

		Weighted Average
	Stock Options	Exercise Price
Outstanding and Exercisable at 12/31/2024 (Predecessor)	2,798,446	$54.40
Expired	(745,280)	$62.90
Outstanding and Exercisable at 8/6/25 (Predecessor)	2,053,166	$51.31

Outstanding and Exercisable at 8/7/25 (Successor)	2,053,166	$51.31
Expired	(440,934)	$43.93
Outstanding and Exercisable at 12/31/2025 (Successor)	1,612,232	$53.33
There were no stock option exercises during the Successor and Predecessor periods from August 7 - December 31, 2025, January 1 - August 6, 2025, and the years ended December 31, 2024 and 2023.

At December 31, 2025 (Successor), stock options outstanding and exercisable have a weighted average remaining contractual life of 0.47 years. There was no intrinsic value for options outstanding and exercisable, based on our closing stock price of $13.40 at December 31, 2025.
15) INCOME TAXES
The U.S. and foreign components of earnings (loss) from continuing operations before income taxes and equity in loss of investee companies were as follows:

	Successor	Predecessor
	Period From August 7 - December 31,	Period From January 1 - August 6,	Year Ended December 31,
	2025	2025	2024	2023
United States	$(652)	$157	$(5,862)	$(2,039)
Foreign	176	347	(315)	786
Total	$(476)	$504	$(6,177)	$(1,253)

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
The components of the (benefit from) provision for income taxes were as follows:

	Successor	Predecessor
	Period From August 7 - December 31,	Period From January 1 - August 6,	Year Ended December 31,
	2025	2025	2024	2023
Current:
Federal	$(11)	$144	$121	$70
State and local	(5)	74	56	84
Foreign	91	104	148	135
Total current	75	322	325	289
Deferred:
Federal	$(139)	$(341)	$(538)	$(556)
State and local	21	(73)	(116)	(110)
Foreign	3	13	24	16
Total deferred	(115)	(401)	(630)	(650)
Benefit from income taxes	$(40)	$(79)	$(305)	$(361)
In addition, for the Predecessor periods, net earnings from discontinued operations included income tax provisions of $5 million and $249 million for the years ended 2024 and 2023, respectively.

The equity in loss of investee companies is shown net of tax on the Consolidated Statements of Operations. The tax provision relating to losses from equity investments was $1 million for the period from August 7 - December 31, 2025 (Successor) and $2 million for the period from January 1 - August 6, 2025 (Predecessor), and the tax benefit was $1 million in 2024 and $10 million in 2023, which represented an effective tax rate of 1.0%, 1.2%, 0.3%, and 2.7% for the respective periods.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
The difference between income taxes expected at the U.S. federal statutory income tax rate of 21% and the (benefit from) provision for income taxes is summarized as follows:

	Successor		Predecessor
	Period From August 7 - December 31,		Period From January 1 - August 6,
	2025		2025
	Amount	Percent	Amount	Percent
Taxes on income at U.S. federal statutory rate	$(100)	21.0%	$106	21.0%
State and local taxes, net of federal tax benefit (a)	6	(1.3)%	(17)	(3.4)%
Effect of foreign operations:
United Kingdom
Statutory tax rate difference	6	(1.3)%	7	1.4%
UK consortium group relief	(29)	6.1%	(37)	(7.3)%
Withholding taxes	(4)	0.8%	(5)	(1.0)%
Provision to return	(13)	2.7%	—	—%
Other	2	(0.4)%	7	1.4%
Canada
Withholding taxes	28	(5.9)%	28	5.5%
Other	5	(1.0)%	1	0.2%
Netherlands
Provision to return	16	(3.4)%	—	—%
Other	—	—%	3	0.6%
Australia
Statutory tax rate difference	(3)	0.6%	(6)	(1.2)%
Changes in valuation allowances	5	(1.0)%	25	5.0%
Other	5	(1.0)%	3	0.6%
Germany
Provision to return	6	(1.3)%	1	0.2%
Other	—	—%	1	0.2%
Chile
Changes in valuation allowances	7	(1.5)%	—	—%
Other	(2)	0.4%	(1)	(0.2)%
Barbados
Statutory tax rate difference	(11)	2.3%	(16)	(3.2)%
Pillar Two	14	(2.9)%	—	—%
Italy	8	(1.7)%	5	1.0%
Other foreign jurisdictions	17	(3.6)%	21	4.2%
Effect of cross-border tax laws:
Foreign tax credits	(62)	13.0%	(51)	(10.1)%
Foreign-derived intangible income	—	—%	(48)	(9.5)%
U.S. tax on foreign entities	—	—%	8	1.6%
Subpart F income	23	(4.8)%	—	—%
Tax credits	—	—%	(4)	(0.8)%
Changes in valuation allowances	5	(1.0)%	(94)	(18.7)%
Nontaxable and nondeductible items
Compensation	25	(5.2)%	5	1.0%
Noncontrolling interests	(9)	1.9%	(93)	(18.5)%
Transaction-related items	1	(0.2)%	14	2.8%
Excess tax (benefit) deficiency from stock-based compensation	(2)	0.4%	9	1.8%
Other	4	(0.8)%	(4)	(0.8)%
Changes in reserve for uncertain tax positions	11	(2.3)%	57	11.3%
Other, net	1	(0.2)%	(4)	(0.8)%
Benefit from income taxes	$(40)	8.4%	$(79)	(15.7)%
(a) State taxes in Pennsylvania, New York, California, New Jersey, Ohio, and Oregon comprise the majority of the tax effect in this category.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Predecessor
	Year Ended December 31,
	2024	2023
Taxes on income at U.S. federal statutory rate	$(1,297)	$(263)
State and local taxes, net of federal tax benefit	(56)	(13)
Effect of foreign operations	74	(97)
Noncontrolling interests	(7)	(6)
Goodwill impairment	819	—
Interest limitation carryforward valuation allowance	101	—
Non-deductible expenses	55	9
Reorganization of foreign operations	—	(4)
Tax deficiency from stock-based compensation	18	18
Other, net	(12)	(5)
Benefit from income taxes	$(305)	$(361)
The following table summarizes the components of deferred income tax assets and liabilities.

	Successor	Predecessor
	At	At
	December 31, 2025	December 31, 2024
Deferred income tax assets:
Reserves and other accrued liabilities	$606	$354
Pension, postretirement and other employee benefits	437	460
Lease liability	348	409
Tax credit and loss carryforwards	893	538
Interest limitation carryforward	13	114
Capitalized costs	383	180
Intangible assets	—	428
Investments	406	25
Other	5	10
Total deferred income tax assets	3,091	2,518
Valuation allowance	(625)	(655)
Deferred income tax assets, net of valuation allowance	2,466	1,863
Deferred income tax liabilities:
Intangible assets	(395)	—
Lease asset	(308)	(340)
Property, equipment and other assets	(267)	(89)
Financing obligations	(285)	(66)
Other	(14)	(16)
Total deferred income tax liabilities	(1,269)	(511)
Deferred income tax assets, net	$1,197	$1,352
At December 31, 2025 (Successor), we had deferred income tax assets for federal foreign tax credit carryforwards of $111 million and net operating loss carryforwards for federal, state and local, and foreign jurisdictions of $657 million, the majority of which expire in various years from 2026 through 2040. The deferred tax asset for the U.S. interest limitation carryforward of $13 million at December 31, 2025 (Successor) has an indefinite carryforward period.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
The 2025 (Successor) and 2024 (Predecessor) deferred income tax assets were reduced by a valuation allowance of $625 million and $655 million, respectively, principally relating to income tax benefits from capital losses and net operating losses in foreign jurisdictions, which are not expected to be realized. On July 4, 2025, the U.S. government enacted tax legislation, which includes the extension of certain expired or expiring tax provisions, including a favorable change to the interest deduction limitation, and modifications to certain international tax provisions. The legislation has multiple effective dates with certain provisions effective in 2025. The favorable change to the interest deduction limitation resulted in the reversal of the valuation allowance of $114 million on our interest limitation carryforward deferred tax asset.

Generally, the future remittance of foreign undistributed earnings will not be subject to U.S. federal income taxes and as a result, for substantially all of our foreign subsidiaries, we do not intend to assert indefinite reinvestment of both cash held outside of the U.S. and future cash earnings. However, a future repatriation of cash could be subject to state and local income taxes, foreign income taxes, tax on foreign currency translation gains and losses, and withholding taxes. Accordingly, as of December 31, 2025 (Successor), we recorded deferred income tax liabilities associated with future repatriations of $10 million on the Consolidated Balance Sheet. Additional income taxes have not been provided for outside basis differences inherent in these entities, which could be recognized upon sale or other transaction, as these amounts continue to be indefinitely invested in foreign operations. The determination of the U.S. federal deferred income tax liability for such outside basis difference is not practicable.

The income taxes paid (net of refunds) were as follows:

	Successor	Predecessor
	Period From August 7 - December 31,	Period From January 1 - August 6,
	2025	2025
Federal	$—	$196
State and local:
Hawaii	—	(49)
Other	19	9
Foreign:
Canada	14	(21)
Italy	12	5
United Kingdom	2	17
Other	23	44
Total	$70	$201

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
The following table sets forth the change in the reserve for uncertain tax positions, excluding related accrued interest and penalties.

At 1/1/2023 (Predecessor)	$303
Additions for current year tax positions	15
Additions for prior year tax positions	20
Reductions for prior year tax positions	(46)
Cash settlements	(2)
Statute of limitations lapses	(4)
At December 31, 2023 (Predecessor)	286
Additions for current year tax positions	12
Additions for prior year tax positions	3
Reductions for prior year tax positions	(14)
Cash settlements	(3)
Statute of limitations lapses	(4)
At December 31, 2024 (Predecessor)	280
Additions for current year tax positions	6
Additions for prior year tax positions	154
Reductions for prior year tax positions	(8)
Statute of limitations lapses	(1)
At August 6, 2025 (Predecessor)	431

Additions for current year tax positions	3
Additions for prior year tax positions	2
Reductions for prior year tax positions	(3)
Cash settlements	(1)
Statute of limitations lapses	(1)
At December 31, 2025 (Successor)	$431
The reserve for uncertain tax positions of $431 million at December 31, 2025 (Successor) includes $360 million which would affect our effective income tax rate, if and when recognized in future years. We recognized interest and penalties of $13 million for the Successor period from August 7 - December 31, 2025, and $33 million, $28 million, and $26 million for the Predecessor periods from January 1 - August 6, 2025 and the years ended December 31, 2024 and 2023, respectively, in the Consolidated Statements of Operations. Liabilities for accrued interest and penalties totaling $144 million as of December 31, 2025 (Successor) and $104 million as of December 31, 2024 (Predecessor), respectively, are included within “Other current liabilities” and “Other liabilities” on the Consolidated Balance Sheets.

The Company and its subsidiaries file income tax returns with the Internal Revenue Service (“IRS”) and various state and local and foreign jurisdictions. For periods prior to the 2019 merger of Viacom and CBS, Viacom and CBS filed separate tax returns. For Viacom, we are currently under examination by the IRS for the 2016 through 2019 tax years. The Company and the IRS settled CBS’ income tax audits for the 2017 and 2018 tax years in 2023 and, during the Predecessor period from January 1 - August 6, 2025, settled the merged company’s 2019 income tax audit. In both audits, one item remains open and is currently being resolved through the Mutual Agreement Procedure process. Various tax years are also currently under examination by state and local and foreign tax authorities.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
16) PENSION AND OTHER POSTRETIREMENT BENEFITS
Paramount Global and certain other subsidiaries of the Company sponsor qualified and non-qualified defined benefit pension plans, principally non-contributory, covering eligible employees. Our pension plans consist of both funded and unfunded plans, and our domestic plans are frozen to future benefit accruals. The majority of participants in these plans are retired employees or former employees of previously divested businesses. Plan benefits are based primarily on an employee’s years of service and pay for each year that the employee participated in the plan. We fund our pension plans in accordance with the Employee Retirement Income Security Act of 1974 (“ERISA”), the Pension Protection Act of 2006, the Internal Revenue Code of 1986 and other applicable laws, rules and regulations. Plan assets consist principally of corporate bonds, equity securities, common collective trust funds, U.S. government securities and short-term investments. Paramount Skydance Corporation Class B Common Stock represented approximately 0.3% of the fair value of plan assets at December 31, 2025 (Successor) and Paramount Global Class B Common Stock represented 0.7% of the fair value of plan assets at December 31, 2024 (Predecessor).

In addition, the Company sponsors health and welfare plans that provide postretirement health care and life insurance benefits to eligible retired employees and their covered dependents. Eligibility is based in part on certain age and service requirements at the time of their retirement. Most of the plans are contributory and contain cost-sharing features such as deductibles and coinsurance, which are adjusted annually, as well as caps on the annual dollar amount we will contribute toward the cost of coverage. Claims and premiums for which we are responsible are paid with our own funds.

The pension plan disclosures herein include information related to our domestic pension and postretirement benefit plans only, unless otherwise noted. At December 31, 2025 (Successor) and at December 31, 2024 (Predecessor), the Consolidated Balance Sheets also include a liability of $38 million and $31 million, respectively, in “Pension and postretirement benefit obligations” relating to our non-U.S. pension plans and certain other retirement severance plans.

We use a December 31 measurement date for all pension and other postretirement benefit plans. Our pension plans were also remeasured as of August 7, 2025 in connection with the pushdown of the Ultimate Parent’s basis (see Note 2).

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
The following tables set forth the change in benefit obligation for our pension and postretirement benefit plans.

	Pension Benefits	Postretirement Benefits
Change in benefit obligation:
Benefit obligation at January 1, 2025 (Predecessor)	$3,481	$165
Service cost	—	1
Interest cost	120	5
Benefits paid	(232)	(31)
Participants’ contributions	—	10
Retiree Medicare drug subsidy	—	2
Benefit obligation at August 6, 2025 (Predecessor)	3,369	152

Adjustments to Paramount Global’s basis (Note 2)	286	10
Benefit obligation at August 7, 2025 (Successor)	3,655	162
Interest cost	79	4
Actuarial loss	—	1
Benefits paid	(107)	(17)
Participants’ contributions	—	5
Retiree Medicare drug subsidy	—	1
Benefit obligations at December 31, 2025 (Successor)	$3,627	$156

	Pension Benefits	Postretirement Benefits
Change in benefit obligation (Predecessor):
Benefit obligation at January 1, 2024	$3,711	$193
Service cost	—	1
Interest cost	198	10
Actuarial (gain) loss	(93)	(14)
Benefits paid	(335)	(34)
Participants’ contributions	—	6
Retiree Medicare drug subsidy	—	3
Benefit obligations at December 31, 2024 (Predecessor)	$3,481	$165

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
The following tables set forth the change in plan assets for our pension and postretirement benefit plans.

	Pension Benefits	Postretirement Benefits
Change in plan assets:
Fair value of plan assets at January 1, 2025 (Predecessor)	$2,352	$—
Actual return on plan assets	77	—
Employer contributions	172	19
Benefits paid	(232)	(31)
Participants’ contributions	—	10
Retiree Medicare drug subsidy	—	2
Fair value of plan assets at August 6, 2025 (Predecessor)	2,369	—

Adjustments to Paramount Global’s basis (Note 2)	85	—
Fair value of plan assets at August 7, 2025 (Successor)	2,454	—
Actual return on plan assets	80	—
Employer contributions	115	11
Benefits paid	(107)	(17)
Participants’ contributions	—	5
Retiree Medicare drug subsidy	—	1
Fair value of plan assets at December 31, 2025 (Successor)	$2,542	$—

	Pension Benefits	Postretirement Benefits
Change in plan assets:
Fair value of plan assets at January 1, 2024	$2,507	$—
Actual return on plan assets	100	—
Employer contributions	80	25
Benefits paid	(335)	(34)
Participants’ contributions	—	6
Retiree Medicare drug subsidy	—	3
Fair value of plan assets at December 31, 2024 (Predecessor)	$2,352	$—
The funded status of pension and postretirement benefit obligations and the related amounts recognized on the Consolidated Balance Sheets were as follows:

	Pension Benefits		Postretirement Benefits
	Successor	Predecessor	Successor	Predecessor
At December 31,	2025	2024	2025	2024
Funded status at end of year	$(1,085)	$(1,129)	$(156)	$(165)
Amounts recognized on the Consolidated Balance Sheets:
Noncurrent assets	$6	$1	$—	$—
Current liabilities	(75)	(73)	(25)	(27)
Noncurrent liabilities	(1,016)	(1,057)	(131)	(138)
Net amounts recognized	$(1,085)	$(1,129)	$(156)	$(165)

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Our qualified pension plans were underfunded by $255 million and $347 million at December 31, 2025 (Successor) and December 31, 2024 (Predecessor), respectively.

The following amounts were recognized in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. In connection with the change in control of Paramount Global that established a new accounting basis, the historical equity of Paramount Global was reversed, including the accumulated other comprehensive income (loss) associated with our pension and other postretirement benefit plans.

	Pension Benefits		Postretirement Benefits
	Successor	Predecessor	Successor	Predecessor
At December 31,	2025	2024	2025	2024
Net actuarial (loss) gain	$29	$(1,448)	$(1)	$147
Net prior service cost	—	(1)	—	—
	29	(1,449)	(1)	147
Deferred income taxes	(7)	390	—	(14)
Net amount recognized in accumulated other comprehensive income (loss)	$22	$(1,059)	$(1)	$133
The accumulated benefit obligation for all defined benefit pension plans was $3.63 billion and $3.48 billion at December 31, 2025 (Successor) and December 31, 2024 (Predecessor), respectively.

Information for the pension plans with an accumulated benefit obligation in excess of plan assets is set forth below.

	Successor	Predecessor
At December 31,	2025	2024
Projected and accumulated benefit obligation	$3,083	$2,960

Fair value of plan assets	$1,992	$1,830

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
The following tables present the components of net periodic cost (benefit) and amounts recognized in other comprehensive income (loss).

	Pension Benefits
	Successor	Predecessor
	Period From August 7 - December 31,	Period From January 1 - August 6,	Year Ended December 31,
	2025	2025	2024	2023
Components of net periodic cost:
Interest cost	$79	$120	$198	$207
Expected return on plan assets	(51)	(77)	(136)	(128)
Amortization of actuarial losses	—	44	80	83
Net periodic cost (a)	$28	$87	$142	$162

	Postretirement Benefits
	Successor	Predecessor
	Period From August 7 - December 31,	Period From January 1 - August 6,	Year Ended December 31,
	2025	2025	2024	2023
Components of net periodic cost:
Service cost	$—	$1	$1	$1
Interest cost	4	5	10	12
Amortization of actuarial gains	—	(11)	(17)	(18)
Net periodic cost (benefit) (a)	$4	$(5)	$(6)	$(5)
(a) Includes amounts reflected in net earnings from discontinued operations of $7 million for the year ended December 31, 2023.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
The service cost component of net periodic cost is presented on the Consolidated Statements of Operations within operating income. All other components of net periodic cost are presented below operating income, in “Other items, net.”

	Pension Benefits
	Successor	Predecessor
	Period From August 7 - December 31,	Period From January 1 - August 6,	Year Ended December 31,
	2025	2025	2024	2023
Other comprehensive income (loss):
Actuarial (loss) gain	$29	$—	$57	$(22)
Amortization of actuarial losses	—	44	80	83
	29	44	137	61
Deferred income taxes	(7)	(11)	(34)	(14)
Recognized in other comprehensive income (loss), net of tax	$22	$33	$103	$47

	Postretirement Benefits
	Successor	Predecessor
	Period From August 7 - December 31,	Period From January 1 - August 6,	Year Ended December 31,
	2025	2025	2024	2023
Other comprehensive income (loss):
Actuarial (loss) gain	$(1)	$—	$14	$11
Amortization of actuarial gains	—	(11)	(17)	(18)
	(1)	(11)	(3)	(7)
Deferred income taxes	—	3	1	2
Recognized in other comprehensive income (loss), net of tax	$(1)	$(8)	$(2)	$(5)

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Pension Benefits
	Successor		Predecessor
	At December 31,	At August 7,	At December 31,
	2025	2025	2024	2023
Weighted average assumptions used to determine benefit obligations:
Discount rate	5.7%	5.7%	6.0%	5.6%
Rate of compensation increase	—%	—%	—%	—%

	Pension Benefits
	Successor	Predecessor
	Period From August 7 - December 31,	Period From January 1 - August 6,	Year Ended December 31,
	2025	2025	2024	2023
Weighted average assumptions used to determine net periodic costs:
Discount rate	5.7%	6.0%	5.6%	5.9%
Expected long-term return on plan assets	5.6%	5.6%	5.7%	5.7%
Cash balance interest crediting rate	5.3%	5.3%	5.0%	5.0%
Rate of compensation increase	—%	—%	—%	—%

	Postretirement Benefits
	Successor		Predecessor
	At December 31,	At August 7,	At December 31,
	2025	2025	2024	2023
Weighted average assumptions used to determine benefit obligations:
Discount rate	5.4%	5.5%	6.1%	5.7%
Rate of compensation increase	N/A	N/A	N/A	N/A

	Postretirement Benefits
	Successor	Predecessor
	Period From August 7 - December 31,	Period From January 1 - August 6,	At December 31,
	2025	2025	2024	2023
Weighted average assumptions used to determine net periodic costs:
Discount rate	5.5%	6.1%	5.7%	6.0%
Expected long-term return on plan assets	N/A	N/A	N/A	N/A
Cash balance interest crediting rate	N/A	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A
N/A - not applicable

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
The discount rates are determined primarily based on the yield of a portfolio of high quality bonds, providing cash flows necessary to meet the pension plans’ expected future benefit payments, as determined for the projected benefit obligations. The expected return on plan assets assumption is derived using the current and expected asset allocation of the pension plan assets and considering historical as well as expected returns on various classes of plan assets.

The following additional assumptions were used in accounting for postretirement benefits.

	Successor	Predecessor
	2025	2024
Projected health care cost trend rate (pre-65)	6.8%	7.0%
Projected health care cost trend rate (post-65)	6.8%	7.0%
Ultimate trend rate	5.0%	5.0%
Year ultimate trend rate is achieved	2033	2033
Plan Assets
The Paramount Global Investments Committee (the “Committee”) determines the strategy for the investment of pension plan assets. The Committee establishes target asset allocations for our pension plan trusts based upon an analysis of the timing and amount of projected benefit payments, projected company contributions, the expected returns and risk of the asset classes and the correlation of those returns. In June 2025, the Committee adopted a new investment policy designed to align the level of investment risk with the domestic plan’s funded status. As of December 31, 2025, the target asset allocation for the Company’s domestic pension plans is to invest 61% - 69% in liability hedging assets, and 31% - 39% in return seeking assets, including equity securities, real estate and real assets, and the remainder in cash, cash equivalents, Class B common stock and other investments. Target asset allocations for the return seeking portfolio is 74% equities, 20% real estate and real assets and 6% Company stock and other investments. At December 31, 2025, the trusts were invested approximately 62% in liability hedging assets, 26% in equity securities, 7% in real estate and real assets, and the remainder in cash, cash equivalents, Class B common stock and other investments. Liability hedging assets consist of a diversified portfolio of fixed income instruments that are substantially investment grade. All equity portfolios are diversified between U.S. and non-U.S. equities and include large and small capitalization equities. The asset allocations are reviewed regularly.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
The following tables set forth our pension plan assets measured at fair value on a recurring basis at December 31, 2025 (Successor) and December 31, 2024 (Predecessor). These assets have been categorized according to the three-level fair value hierarchy established by the FASB, which prioritizes the inputs used in measuring fair value. See Note 11 for a description of the levels within this hierarchy. There are no investments categorized as Level 3.

At December 31, 2025 (Successor)	Level 1	Level 2	Total
Cash and cash equivalents (a)	$65	$14	$79
Fixed income securities:
U.S. treasury securities	88	—	88
Government-related securities	—	118	118
Corporate bonds (b)	—	988	988
Mortgage-backed and asset-backed securities	—	81	81
Exchange Traded Fund (ETF)	4	—	4
Equity securities:
U.S. large capitalization	54	—	54
U.S. small capitalization	61	—	61
Non-U.S. large capitalization	36	—	36
Exchange Traded Fund (ETF)	32	—	32
Other	—	10	10
Total assets in fair value hierarchy	$340	$1,211	$1,551
Common collective funds measured at net asset value (c) (d)			772
Limited partnerships measured at net asset value (c)			5
Mutual funds measured at net asset value (c)			214
Investments, at fair value			$2,542

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

At December 31, 2024 (Predecessor)	Level 1	Level 2	Total
Cash and cash equivalents (a)	$—	$(60)	$(60)
Fixed income securities:
U.S. treasury securities	140	—	140
Government-related securities	—	117	117
Corporate bonds (b)	—	1,138	1,138
Mortgage-backed and asset-backed securities	—	156	156
Equity securities:
U.S. large capitalization	43	—	43
U.S. small capitalization	67	—	67
Non-U.S. large capitalization	25	—	25
Non-U.S. small capitalization	2	—	2
Exchange Traded Fund (ETF)	32	—	32
Other	—	8	8
Total assets in fair value hierarchy	$309	$1,359	$1,668
Common collective funds measured at net asset value (c) (d)			626
Limited partnerships measured at net asset value (c)			11
Mutual funds measured at net asset value (c)			47
Investments, at fair value			$2,352
(a) Level 1 for December 31, 2025 reflects a contribution funded on December 31, 2025. The negative cash amount at December 31, 2024 reflects pending trades for investments purchased and sold. Assets categorized as Level 2 in each year reflect investments in money market funds.
(b)  Securities of diverse sectors and industries, substantially all investment grade.
(c)  In accordance with FASB guidance, investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy.
(d)  Underlying investments consist mainly of U.S. large capitalization and international equity securities.
Money market investments are carried at amortized cost, which approximates fair value due to the short-term maturity of these investments. Investments in equity securities are reported at fair value based on quoted market prices on national security exchanges. The fair value of investments in common collective funds and mutual funds is determined using the net asset value (“NAV”) provided by the administrator of the fund as a practical expedient. The NAV is determined by each fund’s trustee based upon the fair value of the underlying assets owned by the fund, less liabilities, divided by the number of outstanding units. The fair value of U.S. treasury securities is determined based on quoted market prices in active markets. The fair value of government-related securities and corporate bonds is determined based on quoted market prices on national security exchanges, when available, or using valuation models which incorporate certain other observable inputs, including recent trading activity for comparable securities and broker quoted prices. The fair value of mortgage-backed and asset-backed securities is based upon valuation models which incorporate available dealer quotes, projected cash flows and market information. The fair value of limited partnerships has been estimated using the NAV of the ownership interest. The NAV is determined using quarterly financial statements issued by the partnership, which determine the value based on the fair value of the underlying investments.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Future Benefit Payments
Estimated future benefit payments are as follows:

	2026	2027	2028	2029	2030	2031-2035
Pension	$320	$315	$316	$305	$303	$1,380
Postretirement	$26	$23	$21	$19	$16	$61
Retiree Medicare drug subsidy	$3	$3	$2	$2	$2	$4
In 2026, we expect to make $12 million in contributions to our qualified pension plans to satisfy minimum funding requirements and to maintain at least an 80% funding threshold under ERISA and $77 million to our non-qualified pension plans to satisfy benefit payments due under these plans. Also in 2026, we expect to contribute approximately $26 million to our other postretirement benefit plans to satisfy our portion of benefit payments due under these plans.

Multiemployer Pension and Postretirement Benefit Plans
We contribute to a number of multiemployer defined benefit pension plans under the terms of collective bargaining agreements that cover our union-represented employees, including talent, writers, directors, producers and other employees, primarily in the entertainment industry. The other employers participating in these multiemployer plans are primarily in the entertainment and other related industries. The risks of participating in multiemployer plans are different from single-employer plans as assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers and if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. In addition, if we choose to stop participating in some of its multiemployer plans we may be required to pay those plans a withdrawal liability based on the underfunded status of the plan. We recognize the net periodic cost for multiemployer pension and postretirement benefit plans based on the required contributions to the plans.
The financial health of a multiemployer plan is indicated by the zone status, as defined by the Pension Protection Act of 2006. Plans in the red zone are in critical status; those in the yellow zone are in endangered status; and those in the green zone are neither critical nor endangered.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
The table below presents information concerning our participation in multiemployer defined benefit pension plans.

Pension Plan	Employer Identification Number/Pension Plan Number	Pension Protection Act Zone Status (a)		Company Contributions				Expiration Date of Collective Bargaining Agreement

				Successor	Predecessor
				Period From August 7 - December 31,	Period From January 1 - August 6,	Year Ended December 31,
		2025	2024	2025	2025	2024	2023
AFTRA Retirement Plan (b)	13-6414972-001	Green	Green	$5	$10	$18	$18	6/30/2026
Directors Guild of America - Producer (b)	95-2892780-001	Green	Green	8	9	17	17	6/30/2026
Producer-Writers Guild of America (b)	95-2216351-001	Green	Green	9	13	24	24	5/1/2026
Screen Actors Guild - Producers (b)	95-2110997-001	Green	Green	11	13	24	27	6/30/2026
Motion Picture Industry (b)	95-1810805-001	Green	Green	25	24	65	48	(c)
Other Plans				8	7	17	17
	Total contributions			$66	$76	$165	$151
(a) The zone status for each individual plan listed was certified by each plan’s actuary as of the beginning of the plan years for 2025 and 2024. The plan year is the twelve months ending December 31 for each plan listed above except AFTRA Retirement Plan, which has a plan year ending November 30.
(b) The Company was listed in these plan’s most recent Form 5500 as providing more than 5% of total contributions for the plan.
(c) The expiration dates range from July 31, 2024 through December 1, 2028.
As a result of the above noted zone status there were no funding improvements or rehabilitation plans implemented, as defined by ERISA, nor any surcharges imposed for any of the individual plans listed.

We also contribute to multiemployer plans that provide postretirement healthcare and other benefits to certain employees under collective bargaining agreements. The contributions to these plans were $91 million for the Successor period from August 7 - December 31, 2025, $94 million for the Predecessor period from January 1 - August 6, 2025, and $215 million and $172 million for the years ended December 31, 2024 and 2023, respectively.
Defined Contribution Plans
We sponsor defined contribution plans for the benefit of employees meeting eligibility requirements. Employer contributions to such plans were $40 million for the Successor period from August 7 - December 31, 2025, $82 million for the Predecessor period from January 1 - August 6, 2025, and $133 million and $151 million for the years ended December 31, 2024 and 2023, respectively.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
17) SEGMENT INFORMATION
Our operating segments, which are the same as our reportable segments, have been determined in accordance with our internal management structure, which is organized based on products and services. In the first quarter of 2026, we transitioned our reporting structure into three new segments: Studios, Direct-to-Consumer, and TV Media. Under this structure, our new Studios segment will reflect the combination of the historical Filmed Entertainment segment with TV Media studio operations, consolidating our content creation activities. Our Direct-to-Consumer segment remains unchanged. We will begin reporting under this new structure in our Quarterly Report on Form 10-Q for the first quarter of 2026.

The tables below set forth our financial information based on the reportable segments described below, which reflect the information that was regularly reviewed by the Company’s chief operating decision maker (“CODM”) prior to the 2026 change discussed above. The CODM is the Company’s Chief Strategy Officer and Chief Operating Officer, Andrew Gordon.

•TV Media—In 2025, our TV Media segment consisted of our (1) broadcast operations—the CBS Television Network, our domestic broadcast television network; CBS Stations, our owned television stations; and our international free-to-air networks, including Network 10 and Channel 5; (2) domestic premium and basic cable networks, including Paramount+ with Showtime, MTV, Comedy Central, Paramount Network, The Smithsonian Channel, Nickelodeon, BET Media Group, CBS Sports Network, and international extensions of certain of these brands; and (3) domestic and international television studio operations, including CBS Studios and Paramount Television Studios, as well as CBS Media Ventures, which produces and distributes first-run syndicated programming. TV Media also includes a number of digital properties such as CBS News 24/7 for 24 hour news and CBS Sports HQ for sports news and analysis. On October 23, 2025, we completed the sale of Telefe in Argentina and on January 12, 2026, we completed the sale of Chilevisión in Chile.

•Direct-to-Consumer—Our Direct-to-Consumer segment consists of our portfolio of domestic and international pay and free streaming services, including Paramount+, Pluto TV, and BET+.

•Filmed Entertainment—In 2025, our Filmed Entertainment segment included Paramount Pictures, Paramount Players, Paramount Animation, Nickelodeon Studio, and Miramax, and during the Successor period also included Skydance’s animation, interactive/games, and sports divisions.

We present operating income excluding depreciation and amortization, stock-based compensation, programming charges, impairment charges, restructuring charges, transaction-related items, other corporate matters, and gain on dispositions, each where applicable (“Adjusted OIBDA”), as the primary measure of profit and loss for our operating segments in accordance with FASB guidance for segment reporting. Programming charges consist only of charges related to major strategic changes (see Note 4), and do not include impairment charges that occur as part of our normal operations, which are recorded within content costs in the tables below, where applicable, and are not excluded in Adjusted OIBDA. Adjusted OIBDA is the primary method used by our management, including the CODM, for planning and forecasting of future periods, evaluating the operating performance of our segments, and making decisions about resource allocation. Stock-based compensation is excluded from our segment measure of profit and loss because it is set and approved by our Board of Directors in consultation with corporate executive management.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Successor	Predecessor
	Period From August 7 - December 31,	Period From January 1 - August 6,	Year Ended December 31,
	2025	2025	2024	2023
Revenues:
Advertising	$2,952	$4,180	$8,180	$8,188
Affiliate and subscription	2,786	4,302	7,647	8,085
Licensing and other	1,344	1,495	2,952	3,812
TV Media	7,082	9,977	18,779	20,085
Advertising	853	1,146	2,114	1,795
Subscription	2,643	3,940	5,506	4,933
Licensing	1	1	12	8
Direct-to-Consumer	3,497	5,087	7,632	6,736
Theatrical	154	475	813	813
Licensing and other	1,579	1,112	2,126	2,120
Advertising	3	6	16	24
Filmed Entertainment	1,736	1,593	2,955	2,957
Eliminations	(46)	(35)	(153)	(126)
Total Revenues	$12,269	$16,622	$29,213	$29,652
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

	Successor	Predecessor
	Period From August 7 - December 31,	Period From January 1 - August 6,	Year Ended December 31,
	2025	2025	2024	2023
Intercompany Revenues:
TV Media	$30	$20	$84	$63
Direct-to-Consumer	—	—	—	1
Filmed Entertainment	16	15	69	62
Total Intercompany Revenues	$46	$35	$153	$126

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Successor	Predecessor
	Period From August 7 - December 31,	Period From January 1 - August 6,	Year Ended December 31,
	2025	2025	2024	2023
TV Media
Revenues	$7,082	$9,977	$18,779	$20,085

Content costs	3,464	4,956	9,199	9,861
Advertising and marketing	247	328	689	761
Other (a)	1,743	2,626	4,543	4,672
Total segment expenses	5,454	7,910	14,431	15,294

TV Media Adjusted OIBDA	1,628	2,067	4,348	4,791
Direct-to-Consumer
Revenues	3,497	5,087	7,632	6,736

Content costs	1,767	2,712	4,415	4,459
Advertising and marketing	656	749	1,341	1,751
Other (b)	997	1,473	2,373	2,189
Total segment expenses	3,420	4,934	8,129	8,399

Direct-to-Consumer Adjusted OIBDA	77	153	(497)	(1,663)
Filmed Entertainment
Revenues	1,736	1,593	2,955	2,957

Content costs	1,287	846	1,496	1,545
Advertising and marketing	299	417	783	751
Other (c)	282	430	772	780
Total segment expenses	1,868	1,693	3,051	3,076

Filmed Entertainment Adjusted OIBDA	(132)	(100)	(96)	(119)
Corporate/Eliminations	(215)	(212)	(427)	(447)
Stock-based compensation (d)	(91)	(99)	(210)	(172)
Depreciation and amortization	(590)	(204)	(392)	(418)
Programming charges	(41)	—	(1,118)	(2,371)
Impairment charges	—	(157)	(6,130)	(83)
Restructuring, transaction-related items, and other corporate matters (d)	(731)	(454)	(747)	31
Gain on dispositions	—	35	—	—
Operating income (loss)	(95)	1,029	(5,269)	(451)
Interest expense	(366)	(516)	(860)	(920)
Interest income	64	83	151	137
Gain (loss) from investments	(40)	—	(17)	168
Gain on extinguishment of debt	—	—	—	29
Other items, net	(39)	(92)	(182)	(216)
Earnings (loss) from continuing operations before income taxes and equity in loss of investee companies	(476)	504	(6,177)	(1,253)
Benefit from income taxes	40	79	305	361
Equity in loss of investee companies, net of tax	(104)	(171)	(291)	(360)
Net earnings (loss) from continuing operations	(540)	412	(6,163)	(1,252)
Net earnings from discontinued operations, net of tax	—	—	14	676
Net earnings (loss) (Parent and noncontrolling interests)	(540)	412	(6,149)	(576)
Net earnings attributable to noncontrolling interests	(46)	(447)	(41)	(32)
Net loss attributable to Parent	$(586)	$(35)	$(6,190)	$(608)

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
(d) For the Successor period from August 7 - December 31, 2025, and the Predecessor periods from January 1 - August 6, 2025, and the years ended December 31, 2024 and 2023, stock-based compensation expense of $69 million, $14 million, $35 million, and $5 million, respectively, is included in “Restructuring, transaction-related items, and other corporate matters.”

	Successor	Predecessor
	Period From August 7 - December 31,	Period From January 1 - August 6,	Year Ended December 31,
	2025	2025	2024	2023
Revenues: (a)
United States	$9,966	$13,376	$23,688	$23,962
International	2,303	3,246	5,525	5,690
Total Revenues	$12,269	$16,622	$29,213	$29,652
(a) Revenue classifications are based on the location of the customer or platform.

	Successor	Predecessor
At December 31,	2025	2024
Long-lived Assets: (a)
United States	$3,079	$2,325
International	242	253
Total Long-lived Assets	$3,321	$2,578
(a) Reflects tangible long-lived assets, which are comprised of property and equipment and operating lease assets.
We do not disclose our assets by segment because they are not regularly provided to the CODM and are not used to evaluate our operating performance or in determining the allocation of resources.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
18) COMMITMENTS AND CONTINGENCIES
Commitments
Our long-term commitments not recorded on the balance sheet primarily consist of programming and talent commitments and purchase obligations for goods and services resulting from our normal course of business.

Off-Balance Sheet Arrangements
Our long-term programming and talent commitments not recorded on the balance sheet, estimated to aggregate to $36.08 billion as of December 31, 2025, include $31.96 billion for sports programming rights and $4.12 billion relating to the production and licensing of television and film programming, including talent contracts. We also have long-term committed purchase obligations which include agreements to purchase goods or services in the future that totaled $1.68 billion as of December 31, 2025. These commitments are payable as follows:

	Payments Due by Period
							2031 and
	Total	2026	2027	2028	2029	2030	Thereafter
Off-Balance Sheet Arrangements
Programming and talent commitments	$36,083	$4,803	$4,930	$5,236	$5,050	$4,714	$11,350
Purchase obligations	$1,675	$643	$559	$376	$64	$8	$25

On-Balance Sheet Arrangements
At December 31, 2025, we also had long-term contractual obligations for programming liabilities, participations, and residuals. These long-term contractual obligations are payable as follows:

Payments Due by Period
					2031 and
Total	2027	2028	2029	2030	Thereafter
$1,761	$1,124	$372	$192	$59	$14
We also have long-term lease commitments for office space, equipment, transponders and studio facilities, which are recorded on the Consolidated Balance Sheet at December 31, 2025. See Note 10 for details of our operating lease commitments.

Guarantees
Letters of Credit and Surety Bonds
At December 31, 2025, we had outstanding letters of credit and surety bonds of $235 million that were not recorded on the Consolidated Balance Sheet, as well as a $1.9 billion standby letter of credit facility. In accordance with the contractual requirements of one of our commitments, the letter of credit outstanding under this facility increases and decreases consistent with the related contractual commitment. The amount outstanding was zero at December 31, 2025 and $1.82 billion in January 2026. Letters of credit and surety bonds are primarily used as security against non-performance in the normal course of business under contractual requirements of certain of our commitments. The standby letter of credit facility, which matures in May 2027, is subject to provisions similar to the Credit Facility, including the same principal financial covenant (see Note 9).

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

Litigation Relating to the Transactions
In connection with the Transactions, in July 2024, Scott Baker, a purported holder of Paramount Global Class B Common Stock, filed a putative class action lawsuit in the Court of Chancery of the State of Delaware against NAI, Shari E. Redstone, Barbara M. Byrne, Linda M. Griego, Judith A. McHale, Charles E. Phillips, Jr., Susan Schuman, Skydance and David Ellison (the “Baker Action”). The complaint alleges breaches of fiduciary duties to Paramount Global Class B stockholders in connection with the negotiation and approval of the Transaction Agreement, among other claims, and seeks unspecified damages, costs and expenses, as well as other relief. In November 2024, the Court granted the parties’ stipulation in the Baker Action to (i) postpone briefing on the motions to dismiss until the filing or designation of an operative complaint following resolution of the plaintiff’s motion to appoint him and the Baerlocher Family Trust, a purported holder of Paramount Global Class B Common Stock, as co-lead plaintiffs and Berger Montague PC as interim class counsel (the “Baker Leadership Motion”), and (ii) stay discovery until resolution of any motion to dismiss an operative complaint following resolution of the Baker Leadership Motion. In October 2024, various purported stockholders filed motions to intervene to oppose the Baker Leadership Motion. In December 2024, the plaintiff, along with Mark Baerlocher, as trustee for the Baerlocher Family Trust, filed an amended complaint alleging the same breaches of fiduciary duties against the same defendants as in the original complaint. In June 2025, counsel for Mr. Baker informed the Court that the Baker Leadership Motion would be withdrawn without prejudice and that the group of purported stockholders seeking lead plaintiff status would meet and confer to propose a schedule for resolving lead plaintiff applications.

In April 2024, the State of Rhode Island Office of the General Treasurer, on behalf of the Employees’ Retirement System of Rhode Island, a purported holder of Paramount Global Class B Common Stock, filed a verified complaint for the inspection of books and records under Section 220 of the General Corporation Law of the State of Delaware (the “DGCL”) in the Court of Chancery of the State of Delaware against us, seeking the inspection of books and records to investigate whether Paramount Global’s Board of Directors, NAI, Shari E. Redstone and/or certain executive officers may have breached their fiduciary duties to stockholders for alleged diversion of corporate opportunities (the “220 Action”). The magistrate judge held a trial in July 2024 and denied the request for inspection. The plaintiff filed an exception to the Court, and in January 2025, the Court ruled that the plaintiff was entitled to obtain books and records that were both necessary and sufficient to fulfill the purpose of its request. In February 2025, the Court granted an implementing order returning the 220 Action to the magistrate judge for further proceedings on the scope of production. In March 2025, the Court granted our application for certification

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
of interlocutory appeal to the Delaware Supreme Court, which was accepted in April 2025. The Court heard oral argument in November 2025, and the Court reserved decision. Certain other purported holders of Paramount Global Class B Common Stock and Class A Common Stock have delivered demand letters to investigate similar alleged breaches of fiduciary duties in connection with the Transactions and requested the inspection of books and records. We have also received demand letters from purported holders of Paramount Global Class B Common Stock related to alleged omissions in our registration statement on Form S-4.

Additionally, in August 2024, LiveVideo.AI Corp. filed a lawsuit in the U.S. District Court for the Southern District of New York against Shari E. Redstone, NAI, Christine Varney and Monica Seligman, alleging that the defendants did not fairly consider its offer to purchase Paramount Global. The complaint asserts claims for unfair competition, tortious interference, unjust enrichment and aiding and abetting breach of fiduciary duty, among others, and seeks unspecified monetary damages, costs and other relief. The defendants were never served. The parties exchanged several filings related to service and default. In August 2025, the magistrate judge issued a Report and Recommendation recommending that the case be dismissed and that the Court impose $10,000 in monetary sanctions against LiveVideo.AI Corp. In September 2025, the district judge adopted the report in full, dismissed the case, imposed the sanctions, and enjoined LiveVideo.AI Corp. from filing any further lawsuits in any federal district court arising out of the Transactions. LiveVideo.AI filed a Notice of Appeal in November 2025.

In August 2025, Gabelli Value 25 Fund Inc. (“Gabelli”) filed a putative class action complaint in the Court of Chancery of the State of Delaware against Barbara M. Byrne, Linda M. Griego, Judith A. McHale, Charles E. Phillips, Jr., Susan Schuman, Harbor Lights (f/k/a National Amusements, Inc.) and Shari E. Redstone (the “NAI Defendants”), and Skydance Media, LLC and RB Tentpole LP (the “Skydance Defendants”), alleging breach of fiduciary duty against all defendants and unjust enrichment against the NAI Defendants. Gabelli seeks a declaratory judgment, damages, including rescissory damages and/or quasi-appraisal damages, disgorgement of NAI’s profits, fees and costs, and pre- and post-judgment interest. In September 2025, the Skydance Defendants filed placeholder motions to dismiss, and Gabelli filed a motion to be appointed as interim lead plaintiff representing former minority holders of Paramount Global Class A Common Stock (the “Gabelli Class A Leadership Motion”). In October 2025, counsel for Gabelli filed a letter with the Court indicating that no competing motions or objections to the Gabelli Class A Leadership Motion were filed and proposed that the Court appoint Gabelli as lead plaintiff. In November 2025, the Court granted the Gabelli Class A Leadership Motion and appointed Gabelli as lead plaintiff to prosecute the claims on behalf of the Class A minority shareholders. Defendants moved to stay discovery pending resolution of any filed and forthcoming motions to dismiss, and this motion to stay is currently pending before the Court.

In February 2025, New York City Employees’ Retirement System, the New York City Fire Department Pension Fund, the New York City Police Pension Fund, the New York City Board of Education Retirement System, and the Teachers’ Retirement System of the City of New York, purported holders of Paramount Global Class B Common Stock and Class A Common Stock, filed a putative class action lawsuit in the Court of Chancery of the State of Delaware against Barbara M. Byrne, Linda M. Griego, Judith A. McHale and Susan Schuman, alleging breaches of fiduciary duties for their alleged failure to sufficiently consider an alternative offer that the plaintiffs claimed was superior to the Transactions (the “NYCERS Action”). The plaintiffs argue that the no-shop provision in the Transaction Agreement should be declared invalid and unenforceable because it prevented the parties from engaging in further deal discussions and negotiations with companies other than Skydance, including, specifically, Project Rise Partners, after the no-shop period began. The plaintiffs further assert that the Court has the power to invalidate this provision because Skydance allegedly aided and abetted NAI’s and Shari E. Redstone’s breach of fiduciary duties, including by agreeing to indemnify Shari E. Redstone (through Skydance’s separate agreement with NAI) for any breach of fiduciary duty claims arising out of the Transactions up to a certain amount. Skydance, NAI, Shari E. Redstone and Paramount Global were not named as defendants in the original complaint. The

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
NYCERS Action originally sought, among other forms of relief, an order from the Court enjoining the closing of the Transactions until the Court reached a final resolution on the plaintiffs’ claims and an order compelling the special committee of Paramount Global’s Board of Directors to evaluate Project Rise Partners’ alternative offer to, among other things, acquire Paramount Global Class A Common Stock for $23.00 per share and Paramount Global Class B Common Stock for $19.00 per share. The Project Rise Partners’ offer was made after the go-shop period in the Transaction Agreement had ended. The plaintiffs filed a motion for expedited proceedings along with their complaint. In February 2025, the plaintiffs moved to join Paramount Global, Skydance, Shari E. Redstone, NAI and various other entities named in the Transaction Agreement as necessary parties to the litigation and moved for a temporary restraining order preventing the closing of the Transactions until the Court considered the plaintiffs’ anticipated motion for injunctive relief following expedited discovery. In March 2025, the court allowed plaintiffs to amend the complaint to add Paramount Global, Skydance, Shari E. Redstone, NAI and the various other entities as defendants. The amended complaint seeks compensatory damages. The parties reached an agreement to withdraw the plaintiffs’ request for expedition and their application for injunctive relief in exchange for targeted discovery from certain of the defendants and third parties. The matter is in discovery.

In April 2025, Metropolitan Water Reclamation District Retirement Fund, Laborers’ and Retirement Board Employees’ Annuity and Benefit Fund of Chicago, Gary Mendelsohn, and Park Employees’ Annuity and Benefit Fund of Chicago, purported holders of Paramount Global Class B Common Stock, filed a complaint for the inspection of books and records under Section 220 of the DGCL in the Court of Chancery of the State of Delaware against us to maintain standing to enforce their statutory inspection rights and seek an order to produce all the books and records identified in their Section 220 demands to investigate possible breaches of fiduciary duties in connection with the Transactions. The complaint alleges that the documents produced to such purported stockholders thus far pursuant to their Section 220 demands are insufficient. The complaint seeks an order requiring us to produce the documents identified in their Section 220 demands, among other relief. In November 2025, the parties contacted the Court with a request to lift the stay and schedule a trial. In December 2025, the Court entered a case schedule. Under the schedule, briefing is set to conclude by February 13, 2026, and trial on the books and records demand is set for March 11, 2026.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. We do not report as pending those claims on inactive, stayed, deferred or similar dockets that some jurisdictions have established for claimants who allege minimal or no impairment. As of December 31, 2025 (Successor), we had pending approximately 17,490 asbestos claims, as compared with approximately 18,310 as of December 31, 2024 (Predecessor). For the period from August 7 - December 31, 2025 (Successor) and for the period from January 1 - August 6, 2025 (Predecessor) we received approximately 1,300 and 1,890 new claims, respectively, and closed or moved to an inactive docket approximately 1,810 and 2,200 claims, respectively. We report claims as closed when we become aware that a dismissal order has been entered by a court or when we have reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. Our total costs for settlement and defense of asbestos claims after insurance recoveries and net of tax, were approximately $23 million for the Successor period from August 7 - December 31, 2025, $11 million and $34 million for the Predecessor periods from January 1 - August 6, 2025, and the year ended December 31, 2024, respectively. Our costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

Environmental and Other
From time to time, we also receive claims from federal and state environmental regulatory agencies and other entities asserting that we are or may be liable for environmental cleanup costs and related damages principally relating to our historical and predecessor operations. In addition, from time to time we receive personal injury claims including toxic tort and product liability claims (other than asbestos) arising from our historical operations and predecessors.
Contingent Liabilities Relating to Former Businesses
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

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
We record an accrual for a loss contingency when it is both probable that a liability has been incurred and when the amount of the loss can be reasonably estimated. The reasonably estimable period for our long-term asbestos liability is 10 years, which we determine in consultation with a third-party firm with expertise in estimating asbestos liability and is due to the inherent uncertainties in the tort litigation system. This estimate is based upon many factors, including the number of outstanding claims, estimated average cost per claim, the breakdown of claims by disease type, historic claim filings, costs per claim of resolution and the filing of new claims, and is assessed in consultation with the third-party firm. Based on an assessment of these factors during the fourth quarters of 2024 and 2023 (Predecessor), we increased the accrual for asbestos matters by $57 million and $23 million, respectively, which were recorded as charges in “Restructuring, transaction-related items, and other corporate matters” on the Consolidated Statements of Operations. The increased accrual in each year was primarily the result of a lower-than-expected rate of decline in new claims. No adjustment to the accrual was required as of December 31, 2025. While we believe that our accruals for these matters are adequate, there can be no assurance that circumstances will not change in future periods and, as a result, our actual liabilities may be higher or lower than our accrual.
19) SUPPLEMENTAL FINANCIAL INFORMATION
The following table presents the components of “Other items, net” on the Consolidated Statements of Operations.

	Successor	Predecessor
	Period From August 7 - December 31,	Period From January 1 - August 6,	Year Ended December 31,
	2025	2025	2024	2023
Pension and postretirement benefit costs	$(35)	$(80)	$(139)	$(153)
Foreign exchange losses	(5)	(11)	(47)	(66)
Other	1	(1)	4	3
Other items, net	$(39)	$(92)	$(182)	$(216)
Supplemental Cash Flow Information

	Successor	Predecessor
	Period From August 7 - December 31,	Period From January 1 - August 6,	Year Ended December 31,
	2025	2025	2024	2023
Cash paid for interest	$296	$524	$833	$901

Cash paid for income taxes:
Continued operations	$70	$201	$184	$22
Discontinued operations	—	—	—	85
Total cash paid for income taxes	$70	$201	$184	$107
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

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Discontinued Operations (Predecessor)
On October 30, 2023, we completed the sale of Simon & Schuster to affiliates of Kohlberg Kravis Roberts & Co. for $1.62 billion. As a result, we recognized a pretax gain during the fourth quarter of 2023 of $695 million. During 2024, as a result of working capital adjustments we recorded additional pretax gains on the sale totaling $19 million ($14 million, net of tax).

The following table sets forth details of net earnings from discontinued operations for the year ended December 31, 2023, which primarily relates to Simon & Schuster.

Year Ended December 31, 2023	Simon & Schuster	Other (a)	Total
Revenues	$958	$—	$958
Costs and expenses:
Operating	580	(12)	568
Selling, general and administrative	149	—	149
Restructuring charges	2	—	2
Total costs and expenses	731	(12)	719
Operating income	227	12	239
Other items, net	(9)	—	(9)
Earnings from discontinued operations	218	12	230
Benefit from (provision for) income taxes	12	(3)	9
Earnings from discontinued operations, net of tax	230	9	239
Gain on sale (net of tax of $258 million) (b)	437	—	437
Net earnings from discontinued operations, net of tax	$667	$9	$676
(a) Primarily relates to indemnification obligations for leases associated with the previously discontinued operations of Famous Players Inc.
(b) The tax provision on the gain on sale differs from the amount that would be expected at the U.S. federal statutory income tax rate primarily because the goodwill was not deductible for tax purposes.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)), were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act. No change in our internal control over financial reporting occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s report on internal control over financial reporting and the report of our independent registered public accounting firm thereon are set forth in Item 8, on pages II-45 and II-46, of this report.

Item 9B.	Other Information.
None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this item with respect to the Company’s directors and executive officers will be contained in an amendment to this Annual Report on Form 10-K to be filed with the SEC by April 30, 2026 (“Form 10-K Amendment”) under the headings “Our Board of Directors” and “Our Executive Officers.”
The information required by this item with respect to certain other corporate governance matters, including compliance with Section 16(a) of the Exchange Act (if applicable), information pertaining to the Company’s Global Business Conduct Statement and insider trading policies and procedures, will be contained in the Form 10-K Amendment under the headings “Corporate Governance” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 11.	Executive Compensation.
The information required by this item will be contained in the Form 10-K Amendment under the headings “Our Board of Directors,” “Director Compensation,” “Executive Compensation,” “Compensation Discussion and Analysis” and “Compensation Committee Report.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be contained in the Form 10-K Amendment under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be contained in the Form 10-K Amendment under the headings “Related Person Transactions” and “Our Board of Directors.”

Item 14.	Principal Accounting Fees and Services.
The information required by this item will be contained in the Form 10-K Amendment under the heading “Fees for Services Provided by the Independent Registered Public Accounting Firm.”

III-1

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
(a)
1. Financial Statements.
The financial statements of Paramount filed as part of this report on Form 10-K are listed on the Index on page II-44.
2. Financial Statement Schedules.
The financial statement schedule required to be filed by Item 8 of this Form 10-K is listed on the Index on page II-44.
3. Exhibits.
The exhibits listed in Item 15(b) of this Part IV are filed or incorporated by reference as part of this Form 10-K. The Index to Exhibits begins on page E-1.

Item 16.	Form 10-K Summary.
None.
IV-1

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
 SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Tabular dollars in millions)

Col. A	Col. B	Col. C	Col. D	Col. E
Description	Balance at Beginning of Period	Charged to Expenses and Other Accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Period from August 7 - December 31, 2025 (Successor)	$— (a)	$10	$—	$10

Period from January 1 - August 6, 2025 (Predecessor)	$125	$6	$35	$96
Year ended December 31, 2024 (Predecessor)	$120	$39	$34	$125
Year ended December 31, 2023 (Predecessor)	$111	$26	$17	$120

Valuation allowance on deferred tax assets:
Period from August 7 - December 31, 2025 (Successor)	$582	$49	$6	$625

Period from January 1 - August 6, 2025 (Predecessor)	$655	$45	$118	$582
Year ended December 31, 2024 (Predecessor)	$498	$198	$41	$655
Year ended December 31, 2023 (Predecessor)	$488	$20	$10	$498
(a) On August 7, 2025, the allowance for doubtful accounts was reversed as a result of the adjustment of accounts receivable to fair value. See Note 2 to the consolidated financial statements.

F-1

INDEX TO EXHIBITS
ITEM 15(b)

On December 4, 2019, Viacom Inc. merged with and into CBS Corporation, with CBS Corporation continuing as the surviving company, and the combined company changed its name to ViacomCBS Inc. On February 16, 2022, ViacomCBS Inc. was renamed Paramount Global. On August 7, 2025, Paramount Global and Skydance Media, LLC became wholly-owned subsidiaries of Paramount Skydance Corporation.

Exhibit No.		Description of Document
(2)		Plan of acquisition, reorganization, arrangement, liquidation or succession
(a)
Transaction Agreement, dated as of July 7, 2024, by and among Skydance Media, LLC, Paramount Global, New Pluto Global, Inc. (currently “Paramount Skydance Corporation”), Pluto Merger Sub, Inc., Pluto Merger Sub II, Inc., Sparrow Merger Sub, LLC and the Upstream Blocker Holders signatory thereto (incorporated by reference to Annex A to the Information Statement/Prospectus on Form S-4 of Paramount Skydance Corporation effective February 13, 2025) (File No. 333-282985).+

(3)		Articles of Incorporation and Bylaws
(a)
Amended and Restated Certificate of Incorporation of Paramount Skydance Corporation, effective as of August 7, 2025 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Paramount Skydance Corporation filed August 7, 2025) (File No. 001-42791).

(b)
Amended and Restated Bylaws of Paramount Skydance Corporation, effective as of August 7, 2025 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Paramount Skydance Corporation filed August 7, 2025) (File No. 001-42791).

(c)
Warrant Agreement, dated as of August 7, 2025, by and among Paramount Skydance Corporation, Pinnacle Media Ventures, LLC, Pinnacle Media Ventures II, LLC, Pinnacle Media Ventures III, LLC and RB Tentpole Holdings LP. (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K of Paramount Skydance Corporation filed August 7, 2025) (File No. 001-42791).±

(4)		Instruments defining the rights of security holders, including indentures
	(a)	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed herewith).
(b)
Amended and Restated Senior Indenture, dated as of November 3, 2008 (“2008 Indenture”), among CBS Corporation, CBS Operations Inc., and The Bank of New York Mellon, as senior trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S‑3 of CBS Corporation filed November 3, 2008) (Registration No. 333‑154962) (File No. 001‑09553).

(c)
First Supplemental Indenture to 2008 Indenture, dated as of April 5, 2010, among CBS Corporation, CBS Operations Inc., and Deutsche Bank Trust Company Americas, as senior trustee (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8‑K of CBS Corporation filed April 5, 2010) (File No. 001‑09553).

(d)
Indenture, dated as of April 12, 2006 (“2006 Indenture”), between Viacom Inc. and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed April 17, 2006) (File No. 001-32686).

(e)
Twenty-First Supplemental Indenture, dated as of December 4, 2019, by and among CBS Corporation, Viacom Inc. and The Bank of New York Mellon, a New York banking corporation, as trustee (in such capacity, the “Trustee”), to the 2006 Indenture, dated as of April 12, 2006, between Viacom Inc. and the Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of ViacomCBS Inc. filed December 4, 2019) (File No. 001-09553).

(f)
Indenture dated as of May 15, 1995 ("1995 Indenture") among CBS Corporation (formerly known as Viacom Inc.), CBS Operations Inc. (formerly known as Viacom International Inc.) and Deutsche Bank Trust Company Americas (successor Trustee to The First National Bank of Boston) (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of CBS Corporation filed December 15, 1995) (File No. 001-09553).

(g)
Eighth Supplemental Indenture, dated as of August 7, 2025, to the 1995 Indenture, by and between Paramount Global and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Paramount Skydance Corporation filed August 7, 2025) (File No. 001-42791).

Exhibit No.	Description of Document
(h)
Ninth Supplemental Indenture, dated as of August 7, 2025, to the 1995 Indenture, by and among Paramount Skydance Corporation, Paramount Global and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Paramount Skydance Corporation filed August 7, 2025) (File No. 001-42791).

(i)
Twenty-Second Supplemental Indenture, dated as of August 7, 2025, to the 2006 Indenture, by and between Paramount Global and The Bank of New York Mellon (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of Paramount Skydance Corporation filed August 7, 2025) (File No. 001-42791).

(j)
Twenty-Third Supplemental Indenture, dated as of August 7, 2025, to the 2006 Indenture, by and among Paramount Skydance Corporation, Paramount Global and The Bank of New York Mellon (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K of Paramount Skydance Corporation filed August 7, 2025) (File No. 001-42791).

(k)
Second Supplemental Indenture, dated as of August 7, 2025, to the 2008 Indenture, by and among Paramount Global, The Bank of New York Mellon and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K of Paramount Skydance Corporation filed August 7, 2025) (File No. 001-42791).

(l)
Third Supplemental Indenture, dated as of August 7, 2025, to the 2008 Indenture, by and among Paramount Skydance Corporation, Paramount Global, The Bank of New York Mellon and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K of Paramount Skydance Corporation filed August 7, 2025) (File No. 001-42791).

(m)
Indenture, dated as of November 16, 2017 (the “2017 Indenture”), among CBS Corporation, CBS Operations Inc. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Paramount Global filed November 20, 2017 (File No. 001-09553).

(n)
First Supplemental Indenture, dated as of August 7, 2025, to the 2017 Indenture, by and between Paramount Global and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.7 to the Current Report on Form 8-K of Paramount Skydance Corporation filed August 7, 2025) (File No. 001-42791).

(o)
Second Supplemental Indenture, dated as of August 7, 2025, to the 2017 Indenture, by and among Paramount Skydance Corporation, Paramount Global and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.8 to the Current Report on Form 8-K of Paramount Skydance Corporation filed August 7, 2025) (File No. 001-42791).

(p)
Indenture, dated as of March 27, 2020 (“2020 Indenture”), between ViacomCBS Inc. and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-3 of ViacomCBS Inc. filed March 27, 2020) (File No. 001‑09553).

(q)
First Supplemental Indenture, dated as of August 7, 2025, to the 2020 Indenture, by and between Paramount Global and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.9 to the Current Report on Form 8-K of Paramount Skydance Corporation filed August 7, 2025) (File No. 001-42791).

(r)
Second Supplemental Indenture, dated as of August 7, 2025, to the 2020 Indenture, by and among Paramount Skydance Corporation, Paramount Global and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.10 to the Current Report on Form 8-K of Paramount Skydance Corporation filed August 7, 2025) (File No. 001-42791).

The other instruments defining the rights of holders of the long‑term debt securities of Paramount Skydance Corporation and its subsidiaries are omitted pursuant to paragraph (b)(4)(iii)(A) of Item 601 of Regulation S‑K. Paramount Skydance Corporation hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.

Exhibit No.		Description of Document
(10)		Material Contracts
(a)
Form of Subscription Agreement, dated as of July 7, 2024, by and among the parties listed therein (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K of Paramount Global filed July 11, 2024) (File No. 001-09553).+

(b)
Voting Agreement, dated as of July 7, 2024, by and among the parties listed therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Paramount Global filed July 11, 2024) (File No. 001-09553).+

(c)
Paramount Global Amended and Restated Long-Term Incentive Plan, effective as of July 2, 2025 (incorporated by reference to Annex A to the Definitive Proxy Statement of Paramount Global filed June 2, 2025) (File No. 001-09553).*

(d)
Paramount Global Short-Term Incentive Plan, as amended and restated as of February 13, 2023 (incorporated by reference to Exhibit 10(c) to the Annual Report on Form 10-K of Paramount Global for the fiscal year ended December 31, 2022) (File No. 001-09553).*

(e)
Paramount Global Excess 401(k) Plan for Designated Senior Executives - Part B, as amended and restated as of October 1, 2021 (incorporated by reference to Exhibit 10(c) to the Quarterly Report on Form 10-Q of ViacomCBS Inc. for the quarter ended September 30, 2021) (File No. 001‑09553), as amended by Amendment No. 1, effective as of February 16, 2022 (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S‑8 of Paramount Global filed October 7, 2022) (File No. 001‑09553), as further amended by Amendment No. 2, effective as of January 1, 2021 (incorporated by reference to Exhibit 10(e) to the Annual Report on Form 10-K of Paramount Global for the fiscal year ended December 31, 2022) (File No. 001-09553).*

(f)
Paramount Global Bonus Deferral Plan for Designated Senior Executives - Part B, as amended and restated as of October 1, 2021 (incorporated by reference to Exhibit 10(f) to the Quarterly Report on Form 10-Q of ViacomCBS Inc. for the quarter ended September 30, 2021) (File No. 001‑09553), as amended by Amendment No. 1, effective as of February 16, 2022 (incorporated by reference to Exhibit 4.10 to the Registration Statement on Form S‑8 of Paramount Global filed October 7, 2022) (File No. 001‑09553).*

	(g)	Viacom Inc. 2016 Long-Term Management Incentive Plan (incorporated by reference to Exhibit A to the Definitive Proxy Statement of Viacom Inc. filed January 23, 2015) (File No. 001-32686).*
(h)
CBS Corporation Deferred Compensation Plan for Outside Directors, as amended and restated as of January 29, 2015 (incorporated by reference to Exhibit 10(k) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2014) (File No. 001-09553).*

(i)
CBS Corporation 2005 RSU Plan for Outside Directors, as amended and restated as of January 29, 2015 (incorporated by reference to Exhibit 10(m) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2014) (File No. 001-09553).*

(j)
CBS Corporation 2015 Equity Plan for Outside Directors, effective as of May 21, 2015 (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of CBS Corporation for the quarter ended June 30, 2015) (File No. 001-09553).*

(k)
Viacom Inc. 2011 RSU Plan for Outside Directors, as amended and restated as of January 1, 2016 (incorporated by reference to Exhibit B to the Definitive Proxy Statement of Viacom Inc. filed January 23, 2015) (File No. 001-32686), as further amended and restated as of May 18, 2016 (incorporated by reference to Exhibit 10.2 to the Quarterly Report of Viacom Inc. for the quarter ended June 30, 2016) (File No. 001-32686).*

(l)
Paramount Global Amended and Restated Equity Plan for Outside Directors, effective as of July 2, 2025 (incorporated by reference to Annex B to the Definitive Proxy Statement of Paramount Global filed June 2, 2025) (File No. 001-09553).*

(m)
Paramount Skydance Corporation 2025 Incentive Award Plan (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K of Paramount Skydance Corporation filed August 7, 2025) (File No. 001-42791).*

(n)
Paramount Skydance Corporation Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K of Paramount Skydance Corporation filed August 7, 2025) (File No. 001-42791).*

Exhibit No.	Description of Document
(o)
Amended and Restated $3.5 Billion Credit Agreement, dated as of January 23, 2020 (the “Credit Agreement”), among ViacomCBS Inc.; the Subsidiary Borrowers party thereto; the Lenders named therein; JPMorgan Chase Bank, N.A., as Administrative Agent; Citibank, N.A., Bank of America, N.A. and Wells Fargo Bank, National Association, as Syndication Agents; and Deutsche Bank Securities Inc., Goldman Sachs Bank USA, Mizuho Bank, Ltd. and Morgan Stanley MUFG Loan Partners, LLC, as Documentation Agents (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of ViacomCBS Inc. filed January 23, 2020) (File No. 001-09553).

(p)
Amendment No. 1 to the Credit Agreement, dated as of December 9, 2021, by and among the parties listed therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of ViacomCBS Inc. filed December 14, 2021) (File No. 001-09553).

(q)
Amendment No. 2 to the Credit Agreement, dated as of February 14, 2022, by and among the parties listed therein (incorporated by reference to Exhibit 10(hh) to the Annual Report on Form 10‑K of ViacomCBS Inc. for the fiscal year ended December 31, 2021) (File No. 001‑09553).

(r)
Amendment No. 3 to the Credit Agreement, dated as of March 3, 2023, by and among the parties listed therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Paramount Global filed March 9, 2023) (File No. 001-09553).

(s)
Amendment No. 4 to the Credit Agreement, dated as of August 1, 2024, by and among the parties listed therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Paramount Global filed August 7, 2024) (File No. 001-09553).±

(t)
Amendment No. 5 to the Credit Agreement, dated as of May 12, 2025, by and among the parties listed therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Paramount Global filed May 15, 2025) (File No. 001-09553).

(u)	Amendment No. 6 to the Credit Agreement, dated as of December 18, 2025, by and among the parties listed therein (filed herewith).
(v)
Registration Rights Agreement, dated as of August 7, 2025, by and among Paramount Skydance Corporation, Harbor Lights Entertainment, Inc. and the other Holders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Paramount Skydance Corporation filed August 7, 2025) (File No. 001-42791).±

(w)
Borrower Joinder Agreement, dated as of August 7, 2025, by and among, Paramount Skydance Corporation, Paramount Global and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Paramount Skydance Corporation filed August 7, 2025) (File No. 001 42791).

(x)
Form of Indemnification Agreement incorporated by reference to Exhibit 10.4 of the Information Statement/Prospectus on Form S-4 of Paramount Skydance Corporation effective February 13, 2025) (File No. 333-282985).*

(y)
Voting Agreement, dated as of August 7, 2025, by and among Paramount Skydance Corporation, Harbor Lights Entertainment, Inc. and the other parties listed therein (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Paramount Skydance Corporation filed August 7, 2025) (File No. 001-42791).±

(z)
Form of Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Paramount Skydance Corporation filed August 7, 2025) (File No. 001-42791).*

(aa)
Form of Employee Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of Paramount Skydance Corporation filed August 7, 2025) (File No. 001-42791).*

(bb)	Employment Agreement, dated as of July 19, 2024, by and among Paramount Global and Andrew C. Warren (filed herewith).*
(cc)	Letter Agreement, dated as of July 19, 2024, between Paramount Global and Andrew C. Warren (filed herewith).*
(dd)	Letter Agreement, dated as of June 27, 2025, between Paramount Global and Andrew C. Warren (filed herewith).*

Exhibit No.		Description of Document
(ee)
Employment Agreement, dated as of August 7, 2025, by and among Paramount Skydance Corporation, Paramount Global and Andrew Brandon-Gordon (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of Paramount Skydance Corporation filed August 7, 2025) (File No. 001-42791).* +

(ff)
Employment Agreement, dated as of August 7, 2025, by and among Paramount Skydance Corporation, Skydance Productions, LLC and David Ellison (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8 K of Paramount Skydance Corporation filed August 7, 2025) (File No. 001-42791).* +

(gg)
Employment Agreement, dated as of August 7, 2025, by and among Paramount Skydance Corporation, Paramount and Jeffrey Shell (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K of Paramount Skydance Corporation filed August 7, 2025) (File No. 001-42791).* +

(hh)
Employment Agreement, dated as of January 13, 2026, by and among Paramount Skydance Corporation and Dennis Cinelli (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Paramount Skydance Corporation filed January 14, 2026) (File No. 001-42791).*

	(ii)	Employment Agreement, dated as of October 6, 2025, by and among Paramount Skydance Corporation and Makan Delrahim (filed herewith).*
(19)		Paramount Skydance Corporation Insider Trading Policy (filed herewith).
(21)		Subsidiaries of Paramount Skydance Corporation (filed herewith).
(22)		Guaranteed Subsidiaries (incorporated by reference to Exhibit 22 to the Quarterly Report on Form 10-Q of Paramount Skydance Corporation for the quarter ended September 30, 2025) (File No. 001-42791).
(23)		Consents of Experts and Counsel
	(a)	Consents of PricewaterhouseCoopers LLP (filed herewith).
(24)		Powers of Attorney (filed herewith).
(31)		Rule 13a‑14(a)/15d‑14(a) Certifications
(a)
Certification of the Chief Executive Officer of Paramount Skydance Corporation pursuant to Rule 13a‑14(a) or 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 (filed herewith).

(b)
Certification of the Chief Financial Officer of Paramount Skydance Corporation pursuant to Rule 13a‑14(a) or 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 (filed herewith).

(32)		Section 1350 Certifications
(a)
Certification of the Chief Executive Officer of Paramount Skydance Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002 (furnished herewith).

(b)
Certification of the Chief Financial Officer of Paramount Skydance Corporation furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002 (furnished herewith).

(97)		Paramount Skydance Corporation Clawback Policy (filed herewith).*
(101)		Interactive Data File
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

____________________________________
* Management contract or compensatory plan or arrangement.
+ Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K.
± Certain portions have been redacted pursuant to Item 601(a)(6) of Regulation S-K (indicated by “[***]”).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Paramount Skydance Corporation has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

PARAMOUNT SKYDANCE CORPORATION

By:	/s/ David Ellison
David Ellison Chairman and Chief Executive Officer
Date: February 25, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Paramount Skydance Corporation and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David Ellison	Chairman and Chief Executive Officer (Principal Executive Officer)	February 25, 2026
David Ellison

/s/ Dennis Cinelli	Chief Financial Officer (Principal Financial Officer)	February 25, 2026
Dennis Cinelli

/s/ Katherine Gill-Charest	Executive Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2026
Katherine Gill-Charest

*	Director	February 25, 2026
Barbara M. Byrne

*	Director	February 25, 2026
Andrew Campion

*	Director	February 25, 2026
Gerald J. Cardinale

*	Director	February 25, 2026
Safra A. Catz

	Signature	Title	Date

	*	Director	February 25, 2026
Andrew Brandon-Gordon

	*	Director	February 25, 2026
Justin G. Hamill

	*	Director	February 25, 2026
Sherry Lansing

	*	Director	February 25, 2026
Paul T. Marinelli

	*	President and Director	February 25, 2026
Jeffrey Shell

	*	Director	February 25, 2026
John L. Thornton

*By:	/s/ Stephanie K. McKinnon		February 25, 2026
Stephanie K. McKinnon Attorney-in-Fact for Directors