Form 10-K/A
period 2025-12-31
Paramount Skydance Corp
filed 2026-04-24
CIK 2041610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2025

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
(Title of Class)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

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

As of February 20, 2026, 31,500,087 shares of the registrant’s Class A Common Stock and 1,080,241,022 shares of Class B Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PARAMOUNT SKYDANCE CORPORATION

Page

PART III

Directors, Executive Officers and Corporate Governance.	III-1

Executive Compensation.	III-20

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	III-30

Certain Relationships and Related Transactions, and Director Independence.	III-33

Principal Accountant Fees and Services.	III-39

PART IV

Exhibits and Financial Statement Schedules.	IV-1

Signatures.

EXPLANATORY NOTE

Paramount Skydance Corporation (the “Company”), a Delaware corporation, is filing this Amendment No. 1 on Form 10‑K/A (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2025, originally filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2026 (the “Initial Form 10-K”), to amend Part III, Items 10, 11, 12, 13 and 14 of the Initial Form 10-K to include the information required by such Items.

Except as explicitly set forth herein, this Amendment does not otherwise change, modify or update the disclosures in, or exhibits to, the Initial Form 10-K.

References to “Paramount,” the “Company,” “we,” “us” and “our” refer to Paramount Skydance Corporation and its consolidated subsidiaries, unless the context otherwise requires.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Amendment contains both historical and forward-looking statements, including statements related to our future financial results and performance, potential achievements and transactions (including in connection with the Company’s pending merger with Warner Bros. Discovery, Inc.) and their expected benefits, and industry trends and developments. All statements that are not statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. These forward-looking statements reflect our current expectations concerning future results and events; can generally be identified by the use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “may,” “could,” “estimate” or other similar words or phrases; and involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. These risks, uncertainties and other factors are discussed in “Item 1A. Risk Factors” in our Initial Form 10-K. Other risks, uncertainties or other factors, or updates to those discussed herein, may be described in our other filings with the SEC, including our reports on Form 10-Q and Form 8-K, press releases, public conference calls, webcasts, our social media and blog posts and on our website at paramount.com (under Investors). Information included on or accessible through our website is not intended to be incorporated into this Amendment. There may be additional risks, uncertainties and other factors that we do not currently view as material or that are not known. The forward-looking statements included in this Amendment are made only as of the date hereof, and we do not undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our Board of Directors

Our Board of Directors (“Board”) is currently comprised of ten members, each serving until the next annual meeting or until his or her successor is duly elected and qualified: David Ellison, Andrew Brandon-Gordon, Barbara M. Byrne, Andrew Campion, Gerald Cardinale, Safra A. Catz, Justin G. Hamill, Sherry Lansing, Paul Marinelli and John L. Thornton. The Board has three standing committees: the Audit Committee, the Compensation Committee and the Nominating and Governance Committee.

The following are biographies describing the backgrounds of our directors:

Chairman of the Board and Chief Executive Officer Age: 43 Director since: 2025 Committees: N/A
DAVID ELLISON

Mr. Ellison has served as our Chairman and Chief Executive Officer since August 2025.  Prior to becoming Chief Executive Officer of Paramount, Mr. Ellison served as founder and Chief Executive Officer of Skydance Media, LLC (“Skydance”) since 2010.  Mr. Ellison is also on the board of advisors of the Ellison Institute, LLC and the board of directors of Harbor Lights Entertainment, Inc. We believe Mr. Ellison is qualified to serve as a member of our Board because of his significant experience in the entertainment and media industry and deep knowledge of Skydance’s business as founder and Chief Executive Officer of Skydance.

Chief Strategy Officer, Chief Operating Officer and Director Age: 61 Director since: 2025 Committees: N/A
ANDREW BRANDON-GORDON
Mr. Brandon-Gordon has served as our Chief Strategy Officer and Chief Operating Officer and as a member of our Board since August 2025. He also currently serves on the board of directors of Harbor Lights Entertainment, Inc. Prior to becoming Chief Strategy Officer and Chief Operating Officer of Paramount, Mr. Brandon-Gordon served as a Partner of RedBird Capital Partners Management LLC since 2020, where he led the firm’s Technology, Media & Telecom investment vertical and its capital markets activities.  Mr. Brandon-Gordon previously served as the Global Chairman of Investment Banking Services, Head of the West Region, Global Head of Media and Telecommunications for the Technology, Media and Telecom Group and Co-Head of the One Goldman Sachs Family Office of Goldman Sachs where he was employed from 1986 to 2020, and as a Partner of Goldman Sachs from 1998 until his retirement in 2020. We believe Mr. Brandon-Gordon is qualified to serve as a member of our Board because of his extensive management experience specifically in the sports, media, entertainment and financial services industries, his 35 years of investment banking experience and his extensive experience serving in a role as director.

III-1

Director Age: 71 Director since: 2025 Committees: • Audit Committee (Chair) • Nominating and Governance Committee
BARBARA M. BYRNE

Ms. Byrne has served as a member of our Board since August 2025. Ms. Byrne is a former Vice Chairman of Investment Banking at Barclays PLC and a former Vice Chairman of Lehman Brothers.  Ms. Byrne served as a member of the boards of Paramount Global and its predecessor CBS Corporation since 2018 when she retired from investment banking.  Ms. Byrne has served as a director of LanzaTech NZ Inc since 2023 and of Carta, Inc. since 2021.  She previously served on the boards of Power School Holdings, Inc., Hennessy Capital Investment Corp. V and Slam Corp.  She is also a Lifetime Member of the Council on Foreign Relations and the Audit Committee Leadership Network.  She previously served as an Executive in Residence at Columbia Business School, a Trustee of the Institute of International Education, a Trustee of Mount Holyoke College and a member of the Investment Committee of Catalyst. We believe Ms. Byrne is qualified to serve as a member of our Board because of her more than 40 years of financial services experience and extensive business and financial expertise in complex transactions, risk management, strategy and other financial matters.

Director Age: 54 Director since: 2026 Committees: • Audit Committee
ANDREW CAMPION

Mr. Campion has served as a member of our Board since January 2026. Mr. Campion currently serves as Chairman of Unrivaled Sports. Previously, Mr. Campion held executive leadership roles at Nike, including Chief Operating Officer, Chief Financial Officer and head of global strategy. Prior to Nike, Mr. Campion spent over 11 years with The Walt Disney Company, most recently serving as Senior Vice President of Corporate Development after prior leadership and management roles across global strategic planning, mergers and acquisitions, financial planning and analysis, operations planning, investor relations, and tax. Mr. Campion also currently serves on the boards of directors of Starbucks, Williams-Sonoma, Inc., Vuori, the Los Angeles 2028 Olympic and Paralympic Games, and the UCLA Anderson School of Management. He also founded, serves as a professor, and is the Director of UCLA’s Sports Leadership and Management Program. Mr. Campion and his wife are minority owners of the Real Salt Lake and Utah Royals professional soccer teams. We believe Mr. Campion is qualified to serve as a member of our Board because of his extensive experience in the public company sector, including expertise in business growth strategies and enterprise financial management.

III-2

Director Age: 58 Director since: 2025 Committees: • Compensation Committee (Chair)
GERALD CARDINALE

Mr. Cardinale has served as a member of our Board since August 2025. Mr. Cardinale is the founder of RedBird Capital Partners Management LLC  and has served as its Managing Partner and Chief Investment Officer since 2014.  Prior to founding RedBird Capital Partners Management LLC, Mr. Cardinale spent over 20 years at Goldman Sachs where he was a Partner from 2004 to 2012. We believe Mr. Cardinale is qualified to serve as a member of our Board because of his extensive investment and management experience specifically in the sports, media and entertainment industries and his extensive experience serving in a role as director.

Director Age: 64 Director since: 2025 Committees: • Compensation Committee
SAFRA CATZ

Ms. Catz has served as a member of our Board since August 2025. Ms. Catz has been the Executive Vice Chair of Oracle Corporation since September 22, 2025, and has been a member of Oracle’s board of directors since 2001.  At Oracle, Ms. Catz previously served as Chief Executive Officer, President, Chief Financial Officer, Executive Vice President, and Senior Vice President.  Ms. Catz also previously served on the board of directors of The Walt Disney Company from 2018 to 2024.  Prior to joining Oracle, Ms. Catz developed deep technology industry experience as a managing director with the investment banking firm Donaldson, Lufkin & Jenrette covering the technology industry.  We believe Ms. Catz is qualified to serve as a member of our Board because of her extensive experience serving as an executive and director of large, complex global organizations and her valuable insight regarding the technology industry generally.

III-3

Director Age: 48 Director since: 2025 Committees: • Audit Committee • Compensation Committee
JUSTIN HAMILL

Mr. Hamill has served as a member of our Board since August 2025. Mr. Hamill is a Managing Director and the Chief Legal Officer at Silver Lake, a leading global technology investment firm.  Prior to joining Silver Lake, Mr. Hamill served as Global Chair of M&A at Latham & Watkins LLP (“Latham”), a leading global law firm, where he advised public and private companies, investment funds, and financial institutions in negotiated and contested M&A transactions, leveraged buyouts, joint ventures, public and private investments, and restructurings. We believe Mr. Hamill is qualified to serve as a member of our Board because of his significant knowledge and expertise in advising public companies and their board rooms gained over years of representing clients in high-stakes transactions.

Director Age: 81 Director since: 2025 Committees: • Nominating and Governance Committee (Chair)
SHERRY LANSING

Ms. Lansing has served as a member of our Board since August 2025. Ms. Lansing currently serves as Chairman of the board of directors of Universal Music Group.  Ms. Lansing spent almost 30 years in the motion picture business, playing a key role in the production, marketing, and distribution of more than 200 films, including Academy Award winners Forrest Gump, Braveheart, and Titanic.  In 1980, Ms. Lansing became the first woman to head a major film studio when she was appointed President of 20th Century Fox.  Later, as an independent producer, Ms. Lansing was responsible for successful films such as Fatal Attraction, The Accused, School Ties, Indecent Proposal, and Black Rain.  Returning to the executive ranks in 1992, she was named Chairman and CEO of Paramount Pictures and began an unprecedented tenure in that role that lasted more than 12 years (1992-2005).  As a dedicated philanthropist, Ms. Lansing founded the Sherry Lansing Foundation, where she acts as Chief Executive Officer, in 2005, supporting vital initiatives that support cancer research, health, public education, and encore career opportunities. We believe Ms. Lansing is qualified to serve as a member of our Board because of her knowledge of Paramount’s studio and extensive experience in creative, executive and leadership roles, including as a director, at entertainment, media and content production companies.

III-4

Director Age: 59 Director since: 2025 Committees: • Nominating and Governance Committee
PAUL MARINELLI

Mr. Marinelli has served as a member of our Board since August 2025. Mr. Marinelli has served as President of Lawrence Investments, LLC, an investment firm owned by Lawrence J. Ellison, since 2015, and as Vice President from 2004 to 2015.  From 1994 to 2004, he held various corporate development and finance positions at Cadence Design Systems, Inc., an electronic design automation software and services company, PricewaterhouseCoopers, a global professional services firm, and Emcon Services, Inc., an environmental engineering firm.  Mr. Marinelli serves or has served as a director of several companies, including Skydance, Imagene AI Ltd., a precision oncology company using artificial intelligence to support personalized cancer treatment, Sensei Farms, a sustainable agriculture and innovative farming company, Autonomous Medical Devices Inc., a medical diagnostics company, LeapFrog Enterprises, a developer of educational entertainment for children, and Harbor Lights Entertainment, Inc. We believe that Mr. Marinelli is qualified to serve as a member of our Board because of his extensive experience in finance and business development.

Director Age: 72 Director since: 2025 Committees: • Nominating and Governance Committee
JOHN L. THORNTON

Mr. Thornton has served as a member of our Board since August 2025. Mr. Thornton has served as Chairman of RedBird Capital Partners Management LLC since August 2023. Mr. Thornton is also Chairman of Barrick Mining Corporation and non-executive Chairman of Heron View Investments, L.P., a global investment firm. Mr. Thornton also serves as lead independent director on the boards of Ford Motor Company and Lenovo Group Limited.

Mr. Thornton is a professor and director of Tsinghua University’s Global Leadership Program, and an advisory board member of Tsinghua’s School of Economics and Management and its School of Public Policy and Management. Mr. Thornton is co-chair of the Asia Society, chairman emeritus of the Brookings Institution in Washington, D.C., and is also on the advisory boards or board of trustees of African Leadership Academy, China Investment Corporation (CIC), China Securities Regulatory Commission, King Abdullah University of Science and Technology, McKinsey Advisory Council and Schwarzman Scholars. Mr. Thornton joined Goldman Sachs in 1980 and retired as president and director of The Goldman Sachs Group, Inc. in 2003. He also previously served as chairman of Goldman Sachs Asia and as co-chief executive of Goldman Sachs International, overseeing the firm’s business in Europe, the Middle East, and Africa.

Mr. Thornton has also served as a director on the boards of BSkyB, China Unicom, DirecTV, HSBC, ICBC, IMG, Intel and News Corp. We believe Mr. Thornton is qualified to serve as a member of our Board because of his extensive investment and management experience and his extensive experience serving in a role as director.

Audit Committee

Our Audit Committee is comprised of Ms. Byrne and Messrs. Campion and Hamill. Ms. Byrne is the Chair of the Audit Committee.

The Audit Committee Charter provides that the Audit Committee will be comprised of at least three members. The Committee must have at least one “audit committee financial expert” (as described below), and all Audit Committee members must be able to read and understand fundamental financial statements. The Audit Committee holds at least four regular meetings each year, and it meets separately throughout the year with the independent auditor and the internal auditor, and members of management.
III-5

The Audit Committee has the power to delegate its authority and duties to subcommittees or individual members of the Audit Committee, as well as to retain outside advisors, in its sole discretion. The Audit Committee has the sole authority to retain and terminate the services of any such advisors and to review and approve such advisors’ fees and other retention terms.

The Audit Committee is responsible for the following, among other things:

•
Reviewing our processes and policies with respect to risk assessment and risk management, and oversee the management of financial risks, including with respect to information technology risks, including cybersecurity and data privacy risks;

•
The appointment, retention, direction, termination, compensation and oversight of our independent auditor and any other registered accounting firm engaged by us, including reviewing with the independent auditor and management the scope of the audit plan and audit fees;

•	Reviewing our financial statements and related disclosures, including with respect to internal control over financial reporting;

•	Oversight of our internal audit function;

•	Reviewing, approving and overseeing related person transactions and reviewing proposed transactions for potential conflicts of interest under our Global Business Conduct Statement; and

•	Oversight of our compliance with legal and regulatory requirements.

The Board has determined that each of Ms. Byrne and Messrs. Campion and Hamill is “financially sophisticated” under the listing rules of the Nasdaq stock market (“Nasdaq”) and qualifies as “independent” for Audit Committee purposes pursuant to applicable Nasdaq and SEC rules, and that each of Ms. Byrne and Mr. Campion qualifies as an “audit committee financial expert” as defined in the regulations promulgated under the Securities Act of 1933, as amended.

Our Executive Officers

Our executive officers as of the date hereof are as follows:

Name	Age	Position

David Ellison (1)	43	Chairman and Chief Executive Officer

Dennis Cinelli	42	Chief Financial Officer

Andrew Brandon-Gordon (2)	61	Chief Strategy Officer, Chief Operating Officer and Director

Makan Delrahim	56	Chief Legal Officer

(1)	See biography on page III-1 of this Amendment.

(2)	See biography on page III-1 of this Amendment.

The following are biographies of certain of our executive officers:

Dennis Cinelli has served as our Chief Financial Officer since January 2026 and served as a member of the Board from September 2025 until January 2026.  Prior to his appointment as our Chief Financial Officer, Mr. Cinelli served as Chief Financial Officer of Scale AI, Inc., a private technology company, since June 2022. From 2016 to June 2022, Mr. Cinelli held senior leadership roles at Uber Technologies, Inc., including Vice President of Global Strategic Finance and, most recently, Vice President & Head of Mobility for the U.S. & Canada. Prior to that, Mr. Cinelli served as Chief Financial Officer for GE Ventures, General Electric’s corporate venture capital arm, and held various finance leadership roles across General Electric’s portfolio.

Makan Delrahim has served as our Chief Legal Officer since October 2025. Prior to that, he was a Partner at Latham beginning in April 2022 and served as Assistant Attorney General for the Antitrust Division of the U.S. Department of Justice from 2017 to 2021. Mr. Delrahim has held senior roles across government and private practice, including positions at the White House, the U.S. Senate Judiciary Committee and the Office of the U.S. Trade Representative.

III-6

Corporate Governance

Our corporate governance practices are established and reviewed by our Board. The Board, with assistance from its Nominating and Governance Committee, assesses our governance practices in light of legal and regulatory requirements, input from our stakeholders and governance best practices.

Our principal governance documents are as follows:

•	Corporate Governance Guidelines
•	Board Committee Charters:
o	Audit Committee Charter
o	Compensation Committee Charter
o	Nominating and Governance Committee Charter
•	Global Business Conduct Statement

These documents are available on the “Investors” page of our website under the tab “Governance” at paramount.com, and copies of these documents may be requested, without charge, by writing to Investor Relations, Paramount Skydance Corporation, 1515 Broadway, New York, New York 10036. Certain key provisions of these documents are summarized below.

CORPORATE GOVERNANCE GUIDELINES

Our Corporate Governance Guidelines (the “Guidelines”) set forth our corporate governance principles and practices on a variety of topics, including the responsibilities, composition and functioning of the Board, director qualifications and the roles of the Board Committees. The Guidelines are annually reviewed and updated as needed. The Guidelines provide, among other things, that:

•
Except for so long as the Company qualifies as a “controlled company” and as otherwise permitted under applicable Nasdaq rules, the Board will be comprised of a majority of directors who qualify as independent directors under Nasdaq rules;

•	Except as otherwise permitted by applicable Nasdaq rules, each of our Committees must be comprised entirely of independent directors;
•	The independent directors will meet in regularly scheduled executive sessions, at least two times each year;
•	Director compensation will be established in light of the principles set forth in the Guidelines;
•	Director tenure and retirement will be considered on a case-by-case basis depending on factors such as the director’s age, experience, qualifications, performance and history of service on the Board;
•	Each of the Board and its Committees will hold a periodic self-evaluation to assess its effectiveness; and
•
The Board, or one of its committees, will review, at least annually, succession planning for the Chief Executive Officer to discuss his or her recommendations and evaluations of potential successors to his or her position, along with a review of any development plans recommended for such individuals.

GLOBAL BUSINESS CONDUCT STATEMENT

Our Global Business Conduct Statement (“BCS”) sets forth our standards for ethical conduct required of all of our directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The BCS is available on the “Investors” page of our website under the tab “Governance” at paramount.com and on our intranet sites. As part of our compliance and ethics program, we distribute the BCS to our employees and directors and administer an online BCS training program. Directors and full-time employees are required to certify as to their compliance with the BCS and, on an ongoing basis, disclose any potential conflicts of interest. The BCS addresses, among other things, topics such as:

•	Compliance with laws, rules and regulations, including the Foreign Corrupt Practices Act;
•	Conflicts of interest, including the disclosure of potential conflicts to the Company;
•	Confidentiality, insider information and trading, and fair disclosure;
•	Financial accounting and improper payments;
•	Our commitment to providing a discrimination- and harassment-free workplace environment;
•	Fair dealing and relations with competitors, customers and suppliers;

III-7

•	Health, safety and the environment; and
•	Political contributions and payments.

The BCS provides numerous avenues for employees to report potential violations of the BCS or other matters of concern, whether anonymously or with attribution. These avenues include domestic and international telephone hotlines and an affiliated website, as well as providing for direct submission of reports to our compliance officers and lawyers. The BCS also provides that we prohibit retaliation against anyone who makes a good faith report of a potential violation of the BCS.

We intend to post on our website all disclosures that are required by law or Nasdaq rules concerning any amendments to, or waivers from, any provisions of the BCS.

INSIDER TRADING POLICY

Our Board has adopted an Insider Trading Policy governing the purchase, sale and other dispositions of our securities by our directors, officers and employees, as well as by the Company. We believe our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and with the exchange listing standards applicable to us. The Insider Trading Policy was filed as Exhibit 19 to the Initial Form 10-K.

Item 11. Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”) describes our executive compensation philosophy and objectives and the decisions of the Compensation Committee of our Board (“Compensation Committee” or, in this CD&A, the “Committee”) regarding the compensation of our named executive officers (also referred to as “NEOs”) in respect of the period commencing on August 7, 2025, the date of the consummation of the transactions pursuant to that certain Transaction Agreement (the “Transaction Agreement”), dated July 7, 2024, by and among Paramount Global, Skydance and certain other parties thereto (the “Transactions”), through December 31, 2025, and references in this CD&A to 2025 or fiscal year 2025 are to such period.

EXECUTIVE SUMMARY

Our Named Executive Officers

The following current and former executive officers are our NEOs for 2025:

NAMED EXECUTIVE OFFICERS SERVING AS OF DECEMBER 31, 2025 AND CURRENTLY (“CURRENT NEOs”)

Name	Position
David Ellison	Chairman and Chief Executive Officer
Andrew Brandon-Gordon	Chief Strategy Officer, Chief Operating Officer
Makan Delrahim	Chief Legal Officer

FORMER EXECUTIVE OFFICERS

Jeffrey Shell (1)	Former President
Andrew Warren (2)	Former Interim Chief Financial Officer

(1) Mr. Shell served as our President until his employment ceased on April 8, 2026.

(2) Mr. Warren served as our Interim Chief Financial Officer through January 15, 2026, following which he remained employed with us as Strategic Advisor.

III-8

Paramount, a Skydance Corporation

On August 7, 2025 (the “Closing Date”), upon the closing of the Transactions, Paramount Skydance Corporation became the publicly-traded holding company of Paramount Global and Skydance, uniting more than a century of iconic storytelling with the ingenuity and drive of a 15-year-old studio born of the digital era.

2025 was a year of transition for Paramount. As Paramount’s transformation evolves, we continue to align our business around our strategic priorities, which will drive the design and determination of our performance-based compensation.

Establishing 2025 Compensation

During the initial period following the Transactions, key objectives of our compensation program were to engage and incentivize qualified executives to oversee and manage Paramount and its integration and to maintain a competitive executive compensation program that would encourage employee retention following the Transactions.

The Company’s 2025 compensation program was established in connection with and shortly following the closing of the Transactions. On the Closing Date, considering market data for comparable positions provided by Semler Brossy Consulting Group LLC (“Semler Brossy”), Skydance’s compensation consultant prior to the Closing Date, the Compensation Committee established base salary and target annual bonus opportunities for, and approved entry into an employment agreement with, each of Messrs. Ellison, Shell and Brandon-Gordon. The market data was used as a reference point to assist the Compensation Committee in evaluating the compensation of these NEOs, including the competitiveness of the proposed executive compensation structure. It was not used to target or benchmark a specific level of compensation.

In connection with his commencement of employment with Paramount in October 2025, taking into account the scope of Mr. Delrahim’s experience and anticipated responsibilities, as well as the competitive market for his talent, the Committee established the base salary and target annual bonus opportunity for and approved entry into an employment agreement with Mr. Delrahim. In connection with entry into his employment agreement, Mr. Delrahim received a one-time, sign-on cash bonus (the “One-time Bonus”) of $5,000,000. The One-time Bonus is subject to repayment in the event that Mr. Delrahim resigns without “good reason” or is terminated for “cause” (each as defined in his employment agreement) prior to October 6, 2026.

The table below sets forth annual base salary amounts and target annual bonus opportunities established for our Current NEOs and Mr. Shell in 2025.

NEO	Base Salary	Target Bonus
David Ellison	$3,500,000	$1,500,000
Jeffrey Shell	$3,500,000	$1,500,000
Andrew Brandon-Gordon	$2,800,000	$1,200,000
Makan Delrahim	$3,500,000	$1,500,000

None of our Current NEO’s employment agreements provides for annual long-term incentive equity compensation.

In connection with entry into employment agreements with each of our Current NEOs and Mr. Shell, the Committee recommended, and the Board approved, a grant of restricted stock units (“RSUs”) to each of our Current NEOs and Mr. Shell under the Paramount Skydance Corporation 2025 Incentive Award Plan (the “2025 Plan”) as follows (the “Sign-on RSUs”):

NEO	# of Sign-on RSUs
David Ellison	5,000,000
Jeffrey Shell	5,000,000
Andrew Brandon-Gordon	4,000,000
Makan Delrahim	3,000,000

III-9

The Sign-on RSUs, which vest quarterly over a five-year period (subject to continued employment), were intended to represent equity compensation for each grantee over a five-year period and granted with the expectation that these executives would receive periodic, rather than annual, equity grants.  The number of Sign-on RSUs for each executive was determined based on the $15 per share price of our Class B Common Stock utilized in the Transaction Agreement (the “Transaction Value”).

The Sign-on RSUs were intended to align the interests of our Current NEOs and Mr. Shell with our stockholders by:

•
Mitigating dilution: Avoiding the need for larger grants (for example, in order to meet an annual target grant value in an executive’s employment agreement) during periods when stockholder value has decreased;

•	Incentivizing stock price appreciation: Allowing for greater value realization for Current NEOs and Mr. Shell only if the stock price increases above the Transaction Value;

•	Tying pay outcomes to stockholder value: Aligning realized executive pay directly with long-term stock price performance;

•	Prioritizing long-term priorities: Shifting focus from year-over-year increases in share price to long-term strategic transformation and value, of particular importance during a period of integration;

•	Retaining key employees: Providing a measure of value across market conditions, including any near-term volatility, through full-value awards (i.e., RSUs).

Mr. Warren was an officer of Paramount Global prior to the closing of the Transactions and his compensation arrangements that were in effect prior to the Closing Date remained in effect following the Transactions. For more information regarding Mr. Warren’s total target compensation under his employment agreement see the narrative section after the Summary Compensation Table for 2025.

COMPENSATION PHILOSOPHY AND OBJECTIVES

Pay for Performance

We believe that executives with significant responsibility and a greater ability to influence our results and drive long-term stockholder value should have a significant portion of their total compensation tied directly to business results, including in the form of long-term incentive compensation.

Consistent with this philosophy, our performance-based compensation programs provide for the opportunity to reward NEOs and other senior executives for contributing to Paramount’s annual financial and operational performance (through annual incentive programs) and stock price appreciation (through long-term equity incentives). The only fixed component of NEO pay is annual base salary. Annual cash incentive awards and long-term equity incentive awards are subject to Company performance and/or stock price performance.

Risk Oversight

The Compensation Committee has oversight over the design and administration of our compensation programs, including responsibility for ensuring that such programs do not promote an environment that encourages unnecessary and excessive risk taking by our executives. Based on management’s assessment and input from the Committee’s current independent compensation consultant, Compensia, Inc. (“Compensia”), the Committee does not believe that our executive compensation policies and practices create risks that are reasonably likely to have a material adverse effect on us.

Our Compensation Strategies

We use a mix of cash and equity incentives. The Committee believes that both cash and equity incentives are important to an effective compensation structure. Annual cash incentives reward executives for short-term financial and operating results that serve as a foundation for creating long-term value, while equity incentives motivate executives to execute long-term financial and strategic objectives to increase stockholder value through stock price performance.

We consider multiple factors when structuring compensation packages. In deciding the amount of cash and equity incentives that our NEOs and other senior executives receive following the Closing Date, the Committee does not intend to use rigid guidelines to determine the mix of compensation elements (i.e., short-term versus long-term compensation and cash versus non-cash compensation) for each senior executive. The Committee intends to consider a multitude of factors, including the executive’s total target compensation, the amount of compensation that is delivered in fixed versus variable, at-risk elements, external and internal market data, our succession planning and retention needs, the scope of the executive’s role and its criticality to the Company’s strategic and operational objectives, and the executive’s performance and length of time in the role.

III-10

We choose performance metrics and establish performance goals that are intended to further our long-term strategic objectives. The Committee believes that a significant portion of our executives’ cash compensation should be subject to the achievement of performance goals that are objectively measurable and that represent aggressive performance standards that are reasonably attainable with strong performance, and that any performance goals are based on easily understood metrics intended to drive stockholder value creation. For 2025, the Committee determined to use the financial performance metrics and goals underlying Paramount Global’s design for 2025 awards under the Company’s annual short-term incentive plan (the “PG STIP Design”) and, to avoid distorted performance goals, adopted certain adjustments to the calculation of those goals that were preapproved by Paramount Global’s Compensation Committee at the time the goals were set. The Committee also adopted the qualitative factors and weightings previously approved by the Paramount Global Compensation Committee under the PG STIP Design, with multiple pre-established objectives for the Committee to assess when evaluating management’s performance. The Committee believes this process resulted in performance goals that are challenging, yet realistic, and that will not encourage senior executives to engage in overly risky business activities to achieve unattainable goals or overcome lower results caused by unforeseen events.

Elements of Our Executive Compensation Program

The table below outlines the key elements of our executive compensation program, and describes their purpose, key characteristics and, if applicable, the type of performance measured and how we deliver the compensation.

Cash and Equity Compensation:

Compensation Element	Purpose	Fixed or At Risk	Performance Measured	Cash or Equity

Base Salary	• Provide competitive compensation to attract and retain executive talent • Provide secure base of guaranteed cash for services rendered	Fixed	Individual	Cash

Annual Incentive Awards	• Incentivize, and reward for, achievement of a combination of challenging annual financial and operational performance goals and individual contributions • Attract and retain key executives	At Risk	Corporate and Individual	Cash

Long-Term Incentives	• Align interests between executives and stockholders by linking long-term realizable pay to stock price performance • Retain talent and build executive ownership	At Risk	Corporate	Equity

 Other Forms of Compensation:

Compensation Element	Purpose

Health and Welfare, Defined Contribution Retirement and Deferred Compensation Plans	• Promote employee health and well-being, and enhance financial security for retirement • Provide competitive benefits to attract and retain executive talent

Perquisites and Other Personal Benefits	• Provide business-related benefits • Assist in attracting and retaining executive talent

Severance Arrangements	• Attract and retain executive talent in a competitive market by providing temporary income following an involuntary termination of employment • Provide continuity of management

III-11

WHAT WE DO AND DON’T DO
We design our executive compensation programs to create long-term stockholder value, align pay and performance and avoid excessive risk taking
✓       Cap payouts under our annual incentive program through maximum payouts

✓       High proportion of our Current NEOs’ compensation is at risk and aligned with our stockholders’ interests

✓       Conduct a robust annual risk assessment of our compensation programs, policies and practices

We incorporate best practices in our compensation programs
✓        Clawback Policy: In addition to maintaining a clawback policy as required by the Exchange Act Rule 10D-1 and Nasdaq listing standards (which we apply beyond executive officers to other senior executives of the Company), provide for forfeiture, repayment or adjustment of incentive compensation in the event of a financial restatement without regard to misconduct in our NEOs’ employment agreements

✓        Anti-Hedging Policy: Prohibit our employees from hedging our securities

✓        Retain an independent compensation consultant

×         No guaranteed salary increases or minimum bonuses – We do not guarantee annual salary increases or annual incentive bonuses to our NEOs

×         We do not provide excessive perquisites – our executives receive limited perquisites and benefits that we believe are appropriate and competitive in our industry.

×         No tax gross-ups – We do not provide excise tax gross-ups on severance or change in control payments

×         No payment of dividends or in respect of dividend equivalents prior to vesting of equity awards

×         No repricing of underwater stock options

 Our Compensation Committee

The Compensation Committee is composed of Gerald Cardinale (Chair), Safra A. Catz and Justin G. Hamill.

Pursuant to its Charter, the Committee adopts and will periodically review our compensation philosophy, strategy and principles, and oversees the administration of our equity-based incentive plans (except to the extent required to be administered by the Board) and other incentive compensation plans in which our executive officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended, “Section 16 Officers”) or other senior executives may participate. The Committee also reviews and approves (or recommends to the Board for approval) our compensation arrangements with Section 16 Officers, including our Current NEOs. The Committee considers and approves goals and objectives relevant to the compensation of the Chairman and Chief Executive Officer (the “CEO”) and annually evaluates the performance of our CEO in light of those goals and objectives (taking into account the input of other non-employee directors, when applicable). The Compensation Committee sets the compensation for our CEO, taking this evaluation into account, and reports to the Board on this process. The Compensation Committee considers input from the CEO when evaluating the compensation for our NEOs other than our CEO.

Compensation Committee Interlocks and Insider Participation

Mr. Cardinale is the Founder and Managing Partner of RedBird Capital Partners Management LLC. As described in greater detail under “Certain Relationships and Related Transactions — Related Person Transactions,” we are party to certain transactions with RedBird Capital Partners Management LLC and its affiliates, including the RedBird Capital Partners Fund IV Subscription Agreement, the Equity Syndication, the RedBird BD LLC Financial Advisor Engagement Letter, and certain other transactions with RedBird Capital Partners Management LLC and its affiliates, including consulting services provided by RedBird Development Group LLC, and content production and licensing agreements with Hidden Pigeon, LLC, Bright North Studios, EverWonder Studio and Studio Lambert. For a complete description of these transactions, see “Item 13. Certain Relationships and Related Transactions, and Director Independence — Related Person Transactions —Transactions Related to the Warner Bros. Discovery Merger” and “Item 13. Certain Relationships and Related Transactions, and Director Independence — Related Person Transactions — Transactions with RedBird Related Persons”.

In addition, we are party to certain transactions with Oracle Corporation and its subsidiaries, as described under “Item 13. Certain Relationships and Related Transactions, and Director Independence — Related Person Transactions — Transactions with Ellison Related Persons,” including agreements for enterprise cloud computing services and enterprise resource planning agreements. Ms. Catz served as a Chief Executive Officer of Oracle Corporation until September 2025.  In addition, Lawrence J. Ellison, the father of David Ellison, is the Executive Chairman and Chief Technology Officer of Oracle Corporation.
III-12

Role of Compensation Consultants

For compensation established on the Closing Date, the Committee considered market data from Semler Brossy, Skydance’s compensation consultant. In December 2025, the Committee retained Compensia as its independent compensation consultant. The Committee has the sole authority to retain and terminate the independent compensation consultant’s services and to review and approve the firm’s fees and other retention terms. Compensia does not provide services to the Company other than its services to the Committee and to the Board pertaining to non-employee director compensation. In April 2026, the Compensation Committee assessed the independence of Compensia and determined that the firm’s work for the Committee does not raise any conflicts of interest.

2025 COMPENSATION

2025 Compensation Elements

The Committee’s decisions with respect to 2025 compensation elements are discussed below.

Base Salary

We provide our NEOs with annual base salaries to provide competitive fixed pay appropriate to their roles and responsibilities and to compensate them for services rendered.

The base salary component of our compensation program for each of our Current NEOs and Mr. Shell was initially established in his employment agreement, as approved by the Committee taking into account (i) for Messrs. Ellison, Shell and Brandon-Gordon, market data for comparable positions provided by Skydance’s compensation consultant prior to the Closing Date or (ii) for Mr. Delrahim, his experience and anticipated responsibilities, as well as the competitive market for his talent.

Mr. Warren’s base salary remained at the level in effect immediately prior to the Closing Date.

His pre-Closing Date base salary and our other NEOs’ annual base salaries for 2025, as established by the Committee on or shortly following the Closing Date, were as follows:

NEO	2025 Base Salary
David Ellison	$3,500,000
Andrew Warren	$1,200,000
Jeffrey Shell	$3,500,000
Andrew Brandon-Gordon	$2,800,000
Makan Delrahim	$3,500,000

Annual Incentive Awards

We use annual cash bonuses to reward achievement of financial performance and individual strategic and operational objectives.

In early 2025, the Paramount Global Compensation Committee (the “PG Committee”) approved a design for 2025 awards under the Company’s annual short-term incentive plan (the “STIP”), which based the level of STIP funding on a mix of quantitative and qualitative performance; provided that if the Transactions were consummated during 2025, then (i) funding and payment of bonuses to STIP eligible employees would be set at target levels for the portion of 2025 ending on the Closing Date and (ii) the Paramount Skydance Corporation Compensation Committee could elect to continue the Paramount Global 2025 STIP design or establish a new design applicable for the remainder of the year.

Given that the remainder of 2025 was the initial period following the Closing Date, the Committee’s post-closing objective was to fairly reward performance under a Companywide design providing consistent treatment across the combined workforce. Considering this objective and that the Closing Date occurred in the second half of 2025, the Committee determined to leverage the Paramount Global 2025 STIP design for the Company’s STIP design, including retaining its quantitative and qualitative metrics and their weightings (80% and 20%, respectively) for the remainder of 2025 following the Closing Date.
III-13

The Committee determined to use the following targets originally set by the PG Committee for each equally-weighted quantitative performance metric, none of which was certain of achievement at the time of establishment: adjusted Operating Income Before Depreciation and Amortization (“Adjusted OIBDA”), $3.087 billion; Free Cash Flow, $551 million; DTC Adjusted Operating Income Before Depreciation and Amortization (“DTC OIBDA”), $(95) million; and DTC Revenue, $8.732 billion.

The qualitative metrics selected by the PG Committee and their weighting were as follows:

o
Execution of Paramount Global’s 2025 strategy (10%), including how well management: executed in evolving Paramount Global into a leading global, multi-platform, premium content company; capitalized on opportunities to manage costs and improve business operations; produced high quality, premium content across Paramount Global’s business operations; drove the growth and profitability of our DTC streaming services, including through high engagement levels; and continued to streamline Paramount Global’s asset portfolio; and

o
Workforce Culture and Development (10%), including how well management: leveraged Paramount Global’s mission, values and strategy to continue building a high-performing and inclusive culture that is a competitive advantage for us; continued growing people leader capability across Paramount Global; developed “bench strength” throughout the organization by identifying and developing high potential future leaders; focused on meaningful engagement of Paramount Global’s workforce and driving accountability for team action planning; and, on a holistic basis, made progress on our goals of equal opportunity and inclusivity in Paramount Global’s workplace.

The following chart explains the Committee’s rationale in retaining the Paramount Global design’s quantitative metrics for the remainder of 2025, and the manner in which each such metric is calculated:

Performance Metric	Why Chosen	How Calculated
Adjusted OIBDA Weighting: 20%	An important indicator of our operational strength and performance, as it measures efficiency and profitability and incentivizes management to better control expenses	Using the 2025 budget for Adjusted OIBDA and then adjusting for items, if any, approved by the Committee that would otherwise distort the calculation of the performance goal
Free Cash Flow (FCF) Weighting: 20%	Provides a clear view of our ability to generate cash (and thus profits), which allows us to pursue opportunities that enhance stockholder value	Using the 2025 budget for FCF and then adjusting for items, if any, approved by the Committee that would otherwise distort the calculation of the performance goal
DTC OIBDA Weighting: 20%	An important indicator of the operational strength and performance of our Direct-to-Consumer segment, as it measures efficiency and profitability
Using the 2025 budget for DTC OIBDA–i.e., Adjusted OIBDA for our Direct-to-Consumer segment–and then adjusting for items, if any, approved by the Committee that would otherwise distort the calculation of the performance goal

DTC Revenue Weighting: 20%	An important driver of our valuation and a key indicator of the future profitability of our DTC business	Using the 2025 budget for our Direct-to-Consumer segment revenue and then adjusting for items, if any, approved by the Committee that would otherwise distort the calculation of the performance goal

In all cases, the maximum amount of 2025 STIP funding on a Companywide basis was capped at 200% of the aggregate 2025 STIP pool at target and the maximum award payable to any individual was also capped at 200% of target.

Risk mitigation concepts were maintained as part of the 2025 STIP design to strike the appropriate balance in management’s focus on our bottom-line financial goals and our DTC streaming growth strategy. Adjusted OIBDA, FCF and DTC OIBDA achievement were each subject to maximum payouts of 200% of target to incentivize a shift in efforts towards driving streaming profitability. DTC Revenue achievement was subject to a maximum payout of 300% for achievement of maximum performance, provided that if threshold performance for any of the other three quantitative metrics was not met, the DTC Revenue metric would be capped at a maximum payout percentage of 150%. The Committee determined that maintaining this limitation on the DTC Revenue metric payout was appropriate to ensure that our bottom-line financial goals continued to remain a priority for management.

In accordance with the framework described above, the Adjusted OIBDA, FCF, DTC OIBDA and DTC Revenue results were calculated by starting with our 2025 results for each metric and then adjusting for items approved by the Committee that would otherwise have distorted the calculation of the performance goals. The Committee determined to adjust our quantitative performance results to account for the impact of foreign currency rate fluctuations, to reflect the shift of anticipated 2026 marketing expenses into 2025, and to remove the effect on content costs from the net reduction in programming assets described in Note 2 to the audited 2025 consolidated financial statements in our Initial Form 10-K. Performance results, including such adjustments, were as follows: with respect to Adjusted OIBDA, $2.598 billion, with respect to FCF, $439 million, with respect to DTC OIBDA, $7 million and with respect to DTC Revenue, $8.570 billion.

III-14

	Adjusted Quantitative Performance Results (80%)
(in millions)	Adjusted OIBDA* (20%)	Free Cash Flow (20%)	DTC OIBDA* (20%)	DTC Revenue (20%)
Unadjusted Result	$3,027	$349	$222	$8,584
Adjustments	$(429)	$90	$(215)	$(14)
Adjusted Result	$2,598	$439	$7	$8,570

*
The unadjusted result for each of Adjusted OIBDA and DTC OIBDA was adjusted to exclude the amount of the 2025 STIP expense that exceeded the budgeted amount as a result of the percentage of achievement against the performance goals.

In February 2026, the Committee evaluated our adjusted performance for 2025 against the quantitative performance goals. Adjusted OIBDA, FCF and DTC Revenue results were determined to be achieved below target, resulting in a payout between threshold and target for each such factor. DTC OIBDA results were determined to be achieved between target and maximum achievement, resulting in a payout between target and maximum for such factor.

Due to the timing of the Closing Date and the impact of the Transactions on organizational structures, the Committee determined not to retain the individual performance modifier element of the Paramount Global 2025 STIP design.

Based on its quantitative and qualitative assessments and deemed target performance through the Closing Date, the Committee determined to set a blended bonus funding percentage for 2025 STIP payouts for all STIP-eligible employees, including the NEOs, of 94% of target. Our Current NEOs’ employment agreements provide (and Mr. Shell’s employment agreement provided) that 75% of their respective target STIP award will be based on the attainment of certain Company performance metrics and individual performance metrics, and 25% of their respective target STIP award will be discretionary, in each case as determined by the Committee.  The Committee determined not to exercise its discretion with respect to 25% of such NEOs’ STIP awards such that the final STIP awards were fixed at 94% of target.

Based on the foregoing, the NEOs received the annual incentive amounts set forth in the table below for 2025.

NEO	Target Award	Bonus Funding Percentage	Final Award
David Ellison*	$1,500,000	94%	$1,410,000
Jeffrey Shell**	$604,110	94%	$567,807
Andrew Brandon-Gordon**	$483,288	94%	$454,246
Makan Delrahim**	$357,534	94%	$336,144
Andrew Warren*	$1,800,000	94%	$1,692,000

* Represents full year 2025 award and includes compensation in respect of the applicable NEO’s service as a Skydance employee or Paramount Global employee prior to the Closing Date.

**Reflects pro-ration based on the date of the executive’s commencement of employment with Paramount (the Closing Date for Messrs. Shell and Brandon-Gordon and October 6, 2025 for Mr. Delrahim).

Long-Term Incentive Compensation Program

Overview

Our long-term incentive compensation program (“LTIP”) is designed as a “pay-for-performance” vehicle to encourage executives to make decisions that will create and sustain long-term value for stockholders. It is also a vehicle used to retain talent and build executive ownership.

Eligibility to receive long-term equity incentive compensation is generally limited to executives who have management responsibility. The frequency with which an executive is granted equity awards under our LTIP generally depends on the executive’s role and the terms of the executive’s employment agreement. We believe that the executives with significant responsibility and a greater ability to influence our results and drive long-term stockholder value should have a significant equity stake in Paramount. As such, certain of our senior executives, including our Current NEOs, receive periodic, rather than annual, grants under our LTIP.
III-15

2025 Long-Term Incentive Awards

The majority of the total 2025 compensation to each of our Current NEOs and Mr. Shell, as reflected in the Summary Compensation Table for 2025 following this CD&A, was provided through the Sign-on RSUs and therefore directly linked to stock price performance.  Through the Sign-on RSUs, the Committee established an immediate, meaningful equity stake for our Current NEOs and Mr. Shell that is (or was) intended to motivate long-term value creation. The Sign-on RSUs encouraged holistic long-term performance and provided a measure of value across market conditions, which the Committee believed was critical given the transformational nature of the Transactions and the importance of encouraging long-term decision-making during a period of integration that could lead to near-term volatility.

NEO	# of Sign-on RSUs
David Ellison	5,000,000
Jeffrey Shell	5,000,000
Andrew Brandon-Gordon	4,000,000
Makan Delrahim	3,000,000

The Sign-on RSUs, which were granted on or shortly following the Closing Date, vest in equal quarterly installments over a five-year period, subject to the applicable NEO’s continued employment with the Company through the applicable vesting date and vest in full (to the extent unvested) upon a change in control of the Company (as defined in the 2025 Plan).

The Sign-on RSUs were granted with the expectation that the Current NEOs and Mr. Shell would not receive additional regular equity awards in the near-term.

However, the Committee retains discretion to consider additional grants of equity awards to our Current NEOs from time to time as it determines to be necessary or appropriate, including to maintain strong long-term incentive levels, support retention and reinforce alignment with evolving strategic or financial priorities.

Equity Award Grant Date Procedures

The grant date for equity awards is the date on which the Board or Committee approves awards under the 2025 Plan or, if so determined by the Board or Committee, a future grant date.  As discussed above, we granted equity awards to our Current NEOs, Mr. Shell and certain other executives in connection with their entry into employment agreements on or following the Closing Date. We did not grant awards of stock options, stock appreciation rights or similar option-like awards during 2025.

We do not grant equity awards, including those made to newly hired or newly promoted executive officers, in anticipation of the release of material, non-public information or take into account material non-public information when determining the terms of equity awards. Similarly, we do not time the release of material, non-public information based on equity grant dates for the purpose of affecting the value of executive compensation. We provide communications regarding individual grant awards, including the terms and conditions, to recipients as soon as administratively feasible.

Delegation of Authority with Respect to LTIP Awards

The Committee has delegated to certain of our officers the authority to make grants under the 2025 Plan to employees who are not directors or Section 16 Officers, subject to certain limitations, including on (i) the circumstances in which the authority may be used, (ii) the total number of shares underlying such grants in a given period and (iii) in some cases, the amount that may be awarded to an individual.

CERTAIN 2026 COMPENSATION ACTIONS

On April 24, 2026, in connection with our pending merger with Warner Bros. Discovery, Inc. (the “WBD Transaction”), the Board approved a grant of RSUs under the 2025 Plan (the “2026 RSUs”), to be effective as of the closing of the WBD Transaction, and cash bonuses (each, in this CD&A, an “Award”) to each of Messrs. Ellison, Brandon-Gordon and Delrahim.
III-16

The 2026 RSUs will vest in equal quarterly installments over a five-year period following the closing of the WBD Transaction, subject to the applicable executive’s continued employment with the Company through the applicable vesting date, and will vest in full (to the extent then-unvested) upon a change in control of the Company (as defined in the 2025 Plan).

Each Award will be paid to the applicable executive in a single lump-sum amount within 30 days following the closing of the WBD Transaction, subject to the applicable executive’s continued employment with the Company through the closing of the WBD Transaction.

The table below sets forth the amounts of the 2026 RSUs and the Awards.

Executive	Award	2026 RSUs*
David Ellison	$50,000,000	$100,000,000
Andrew Brandon-Gordon	$15,000,000	$23,000,000
Makan Delrahim	$12,500,000	$12,500,000

* The number of RSUs granted to each executive will be determined by dividing the dollar value by the 20 trading-day volume weighted average price of the Company’s Class B Common Stock as of the third business day immediately prior to the date on which the WBD Transaction closes (but no less than $12.00 and no greater than $16.02).

ANTI-HEDGING POLICY

We believe that engaging in short-term speculation in Paramount securities or personally profiting from a decline in our stock price would be, or may appear to be, inconsistent with the interests of our stockholders and the long-term value of the Company. Therefore, all employees, including our NEOs, are prohibited from (i) engaging in “short” sales of Company securities that they beneficially own and from buying or selling beneficial ownership of any Company-based derivative securities (such as “puts” and “calls”) that would result in receiving any gain or benefit if the price of the security declines, and (ii) entering into any derivative transactions with respect to beneficial ownership of Company securities (including unvested equity compensation), including any short sale, forward, equity swap, option or collar that is based on our stock price.

CLAWBACK POLICY

We maintain a clawback policy that covers current and former executive officers in accordance with the requirements of Exchange Act Rule 10D-1 and Nasdaq listing standards, as well as other members of the Company’s senior leadership team.

OTHER BENEFITS AND PROGRAMS

Retirement, Deferred Compensation and Benefit Plans and Programs

We provide active, eligible employees with the opportunity to build financial resources for retirement through our broad-based tax-qualified defined benefit and/or defined contribution plans. In addition, eligible executives participate in our nonqualified defined benefit and/or deferred compensation plans. In some instances, participants in these qualified and nonqualified plans may also have frozen benefits in other qualified and nonqualified plans.

We make employer contributions to our 401(k) and excess 401(k) plans for participating employees and provide company-paid life insurance to our NEOs.

Limited Perquisites

In certain instances, we provide executives with limited perquisites that we believe are reasonable and typical for executives in the same or similar industries and help us to attract and retain these executives.

The Company provides personal security services to certain NEOs as it deems necessary and appropriate, in consultation with our internal security teams and external security advisors, in light of the range of security issues encountered by executive officers of large public companies. In 2025, we provided company-paid personal security services or arrangements to our CEO, which included the cost for security personnel for his protection at his residence or during personal travel, and threat monitoring services and residential security systems. We believe these security arrangements are prudent from a risk management perspective and benefit the Company and our stockholders because of the importance of our Current NEOs and their leadership of Paramount.
III-17

Occasionally, an NEO’s partner or other guest may accompany him to Paramount events and we may pay for certain limited costs associated with such attendance.  From time to time, guests may accompany an NEO traveling for business purposes on a Company-owned or leased aircraft at no incremental cost to the Company.

Severance Arrangements

In 2025, all of our NEOs had employment contracts with us and would have been entitled to severance payments and benefits upon the occurrence of a termination of employment without “cause” or a resignation for “good reason” during 2025 and, for Mr. Warren, due to his death or disability, as set forth in their respective employment agreements.

In assessing severance payments and benefits in connection with senior executive employment arrangements, the Committee considers competitive practice with respect to comparable executives at peer companies as well as prevailing practice and trends with respect to other public companies that are relevant in terms of size and complexity. The objective of these payments and benefits is to recruit and retain talent in a competitive market and, as applicable, compensate executives for restrictive covenants and other obligations following a termination without “cause” or a resignation for “good reason.”

For additional information, see the narrative section that follows the Summary Compensation Table for 2025 and the section entitled “Potential Payments Upon Termination or Change in Control”.

TAX AND ACCOUNTING CONSIDERATIONS

Section 162(m)

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) (“Section 162(m)”), generally limits our ability to deduct annual compensation paid to our CEO and other “covered employees” (including our NEOs) for U.S. federal income tax purposes to $1 million per year. Further, once any of our employees is considered a “covered employee” under Section 162(m) of the Code, that person will generally remain a “covered employee” so long as the person receives compensation from us. The Committee intends to continue to implement compensation programs that it believes are competitive and in the best interests of Paramount and our stockholders, even if not fully tax deductible by the Company under Section 162(m).

“Golden Parachute” Payments

In making compensation decisions, the Committee also considers the impact of Code Sections 280G and 4999, which provide that certain executive officers and other service providers who are highly compensated or hold significant equity interests may be subject to an excise tax if they receive payments or benefits in connection with a change in control of the Company that exceeds certain prescribed limits, and that we, or a successor, cannot deduct the amounts subject to this excise tax as compensation. Our executive officers’ compensation arrangements include “net-best” provisions, which provide that, to the extent that any payment or benefit received by an executive would constitute “parachute payments” within the meaning of Code Section 280G (“Section 280G”), such payments and/or benefits will be subject to reduction if such reduction would result in a greater net after-tax benefit to the applicable executive than receiving the full amount of such payments. We do not provide any tax gross-ups to cover excise taxes under Section 4999 or in connection with a change in control.

Accounting for Share-Based Compensation

We follow Financial Accounting Standard Board Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”), for our share-based compensation awards.  FASB ASC Topic 718 requires companies to measure the compensation expense for all share-based payment awards made to employees and directors, including RSUs, based on the grant date fair value of these awards.  This calculation is performed for accounting purposes and reported in the compensation tables below, even though our NEOs may never realize any value from their awards.
III-18

Compensation Committee Report

The following Compensation Committee Report does not constitute soliciting material and shall not be deemed filed or incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent we specifically incorporate such information by reference.

The Compensation Committee of the Board of Directors of Paramount Skydance Corporation has reviewed and discussed with management the CD&A included in this Amendment. Based on this review and these discussions, the Compensation Committee has recommended to the Paramount Skydance Corporation Board of Directors that the CD&A be included in this Amendment.

Members of the Compensation Committee

Safra A. Catz
Gerald Cardinale, Chair
Justin Hamill
III-19

Executive Compensation

SUMMARY COMPENSATION TABLE FOR 2025

The following table sets forth information concerning total compensation for our NEOs for the period commencing on the Closing Date and ending on December 31, 2025 (the “Covered Period”).

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Stock Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	All Other Compensation ($) (5)	Total ($)
David Ellison Chairman and CEO	2025	1,408,046	—	58,700,000	1,410,000	1,693,523	63,211,569
Andrew Warren Former Chief Financial Officer	2025	482,759	—	—	1,692,000	1,742	2,176,501
Jeffrey Shell Former President	2025	1,408,046	—	58,700,000	567,807	9,135	60,684,988
Andrew Brandon-Gordon Chief Strategy Officer and Chief Operating Officer	2025	1,126,437	—	46,960,000	454,246	1,742	48,542,425
Makan Delrahim Chief Legal Officer	2025	844,828	5,000,000	57,390,000	336,144	9,570	63,580,542

(1)
Amounts reflect salary earned by each NEO for the portion of the Covered Period that they were employed with Paramount, including salary deferred under qualified and nonqualified arrangements, as applicable.

(2)	Reflects the One-time Bonus paid to Mr. Delrahim in connection with the commencement of his employment.

(3)
Amounts reflect the aggregate grant date fair value of the Sign-on RSUs determined in accordance with FASB ASC Topic 718. For a discussion of the assumptions made in calculating the grant date fair value amounts for 2025, see Note 14 “Stock-Based Compensation” to the audited 2025 consolidated financial statements on pages II-93 to II-96 in our Initial Form 10-K.

(4)
Amounts represent 2025 annual incentive awards earned by the applicable NEO under the STIP. A portion of the amounts for Messrs. Ellison and Warren relates to their service to Skydance and Paramount Global, respectively, prior to the Closing Date.

(5)	The following table describes each component of the “All Other Compensation” column for 2025:

Named Executive Officer	Company Contribution to Excess 401(k) Plan ($)(a)	Company Paid Life Insurance ($)(b)	Perquisites and Other Personal Benefits ($)	Total ($)
David Ellison	—	648	1,692,875(c)	1,693,523
Andrew Warren	—	1,742	—	1,742
Jeffrey Shell	4,779	4,356	—	9,135
Andrew Brandon-Gordon	—	1,742	—	1,742
Makan Delrahim	5,250	4,320	—	9,570

(a)	Represents Company matching contributions made for 2025 under our excess 401(k) plan.

(b)	Represents premiums paid by us in 2025 for life insurance coverage.

(c)	Reflects $1,680,291 in personal security-related costs for Mr. Ellison and $12,584 in costs associated with personal guest attendance of certain business events.

Employment Agreements with NEOs

During 2025, all NEOs had employment agreements with us that set forth the terms and conditions of their employment. The material terms of each of the employment agreements that are necessary to an understanding of the information provided in the Summary Compensation Table for 2025 are provided below. See “Potential Payments Upon Termination or Change in Control” for a discussion of the severance payments and benefits for the NEOs in connection with certain terminations of their employment and, under “Compensation Discussion and Analysis,” the sections entitled “Annual Incentive Awards” and “Long-Term Incentive Compensation Program” for discussions of the terms of the annual cash incentive awards and long-term equity incentive awards.
III-20

Current NEO Agreements

On August 7, 2025 (or, for Mr. Delrahim, on September 25, 2025), Paramount entered into employment agreements (each, a “Current NEO Agreement”) with each of Messrs. Ellison, Brandon-Gordon and Delrahim providing for an initial five-year employment term commencing August 7, 2025 (or, for Mr. Delrahim, October 6, 2025).

Pursuant to the Current NEO Agreements, Messrs. Ellison, Brandon-Gordon and Delrahim are entitled to (i) an annual base salary of no less than $3,500,000, $2,800,000 and $3,500,000, respectively; (ii) an annual bonus targeted at $1,500,000, $1,200,000 and $1,500,000, respectively; and (iii) for Mr. Ellison, Company-paid personal security services. In addition, pursuant to their Current NEO Agreements, each of the Current NEOs was granted Sign-on RSUs on August 7, 2025, or, for Mr. Delrahim, on October 6, 2025. The Sign-on RSUs vest in equal quarterly installments over a five-year period, subject to the applicable executive’s continued employment with Paramount through the applicable vesting date, and will vest in full (to the extent unvested) upon a change in control of the Company (as defined in the 2025 Plan).

In addition, pursuant to their respective Current NEO Agreements, (i) any incentive-based compensation provided to the executives is subject to recovery by Paramount in the event of a restatement of the financial statements of Paramount or applicable business unit on which the calculation or determination of the incentive-based compensation was based; and (ii) the executives are subject to certain non-competition, non-solicitation, non-interference, confidentiality, non-disclosure and other restrictive covenants.

The Current NEO Agreements contain “net-best” provisions providing that, to the extent that any payment or benefit received by a Current NEO pursuant to his Current NEO Agreement or otherwise would constitute “parachute payments” within the meaning of Section 280G, such payments and/or benefits will be subject to reduction if such reduction would result in a greater net after-tax benefit to the applicable Current NEO than receiving the full amount of such payments.

Shell Employment Agreement

On August 7, 2025, Paramount entered into an employment agreement with Mr. Shell, providing for an initial five-year employment term commencing August 7, 2025.

Pursuant to Mr. Shell’s employment agreement, he was entitled to (i) an annual base salary of no less than $3,500,000 and (ii) an annual bonus targeted at $1,500,000. In addition, pursuant to his employment agreement, Mr. Shell was granted Sign-on RSUs on August 7, 2025, which were scheduled to vest in equal quarterly installments over a five-year period, subject to his continued employment through the applicable vesting date.

As previously disclosed, on April 8, 2026, Mr. Shell ceased to serve as an employee of the Company and member of the Board. In connection with his separation, he entered into a separation agreement (the “Separation Agreement”) with the Company and will receive the payments and benefits under the terms of the previously disclosed Separation Agreement.

Warren Employment Agreement

Mr. Warren is party to an employment agreement with Paramount Global, dated July 19, 2024, which provides for a term commencing on August 12, 2024 and continuing through and including August 11, 2028 (the “Warren Agreement”).  Pursuant to the Warren Agreement, Mr. Warren is entitled to (i) an annual base salary of no less than $1,200,000; (ii) an annual bonus targeted at 150% of his annual base salary; and (iii) an annual target long-term incentive award opportunity of $5,000,000.

In addition, pursuant to the Warren Agreement, (i) any incentive-based compensation provided to him is subject to recovery by Paramount in the event of a restatement of the financial statements of Paramount or applicable business unit on which the calculation or determination of the incentive-based compensation was based; and (ii) Mr. Warren is subject to certain non-solicitation, non-interference, confidentiality, non-disclosure and other restrictive covenants.

The Warren Agreement contains a “net-best” provision providing that, to the extent that any payment or benefit received by him pursuant to his employment agreement or otherwise would constitute “parachute payments” within the meaning of Section 280G, such payments and/or benefits will be subject to reduction if such reduction would result in a greater net after-tax benefit to him than receiving the full amount of such payments.
III-21

GRANTS OF PLAN-BASED AWARDS DURING 2025

The following table sets forth information concerning grants of awards under our incentive programs to the NEOs during the Covered Period.

Name	Grant Date	Action Date(1)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)(3)	Grant Date Fair Value of Stock and Option Awards ($)(4)
			Threshold ($)	Target ($)	Maximum ($)
David Ellison	8/7/2025	8/7/2025	—	—	—	5,000,000	58,700,000
	—	—	375,000	1,500,000	3,000,000	—	—
Andrew Warren	—	—	450,000	1,800,000	3,600,000	—	—

Jeffrey Shell	8/7/2025	8/7/2025	—	—	—	5,000,000	58,700,000
	—	—	151,028	604,110	1,208,220	—	—
Andrew Brandon-Gordon	8/7/2025	8/7/2025	—	—	—	4,000,000	46,960,000
	—	—	120,822	483,288	966,576	—	—
Makan Delrahim	10/6/2025	9/25/2025	—	—	—	3,000,000	57,390,000
	—	—	89,384	357,534	715,068	—	—

(1)	The “Action Date” refers to the date on which the Board approved the grants reported in the table.

(2)
Amounts reflect the range of potential bonus payments for each NEO for the Covered Period from threshold to maximum, based on the NEO’s target annual cash bonus opportunity under the 2025 STIP, with threshold, target and maximum payouts amounting to 25%, 100% and 200% of the applicable NEO’s target bonus opportunity, respectively. In addition, (i) amounts for Messrs. Ellison and Warren reflect their full-year opportunities under the STIP, with a portion relating to the executive’s service to Skydance and Paramount Global, respectively, prior to the Closing Date, and (ii) amounts for Messrs. Shell, Brandon-Gordon and Delrahim reflect pro-ration of their STIP bonus opportunities for the portion of the Covered Period that they were employed by us.

(3)	Represents the Sign-on RSUs.

(4)
Amounts reflect the aggregate grant date fair value of the Sign-on RSUs determined in accordance with FASB ASC Topic 718. For a discussion of the assumptions made in calculating the grant date fair value amounts for 2025, see Note 14 “Stock-Based Compensation” to the audited 2025 consolidated financial statements on pages II-93 to II-96 in our Initial Form 10-K.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2025

The following table sets forth the outstanding equity awards held by our NEOs on December 31, 2025, which were comprised of unvested time-vesting RSUs. Market values were calculated using the closing price of our Class B Common Stock on December 31, 2025, which was $13.40.

Name	Grant Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)
David Ellison	8/7/2025 (1)	4,750,000	63,650,000
Andrew Warren	8/26/2024 (2)	117,681	1,576,925
	2/3/2025 (3)	465,549	6,238,357
Jeffrey Shell	8/7/2025 (1)	4,750,000	63,650,000
Andrew Brandon-Gordon	8/7/2025 (1)	3,800,000	50,920,000
Makan Delrahim	10/6/2025 (1)	3,000,000	40,200,000

(1)
These RSUs vest in equal quarterly installments over the five-year period that commenced on the applicable grant date, subject to the executive’s continued employment through the applicable vesting date.

(2)	These RSUs vest in equal annual installments on the first three anniversaries of the grant date, subject to the executive’s continued employment through the applicable vesting date.

(3)	These RSUs vest in equal annual installments on the first three anniversaries of March 1, 2025, subject to the executive’s continued employment through the applicable vesting date.

III-22

OPTION EXERCISES AND STOCK VESTED DURING 2025

The following table sets forth information concerning the vesting of stock awards during 2025 for each of our NEOs. No NEO exercised options during 2025. None of Mr. Delrahim’s Sign-on RSUs vested in 2025.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
David Ellison	250,000	3,775,000
Andrew Warren	58,841	932,041
Jeffrey Shell	250,000	3,775,000
Andrew Brandon-Gordon	200,000	3,020,000

(1)	Represents the number of shares underlying RSUs that vested in 2025, multiplied by the closing price of our Class B Common Stock on the applicable vesting date.

NONQUALIFIED DEFERRED COMPENSATION IN 2025

The following table sets forth information concerning nonqualified deferred compensation for 2025 with respect to the NEOs who participate in any such plan.

Name	Plan Name	Executive Contributions in Last Fiscal Year (1)($)	Registrant Contributions in Last Fiscal Year (2)($)	Aggregate Earnings in Last Fiscal Year (3)($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last FYE ($)(4)
Jeffrey Shell	Deferred Salary Plans	141,346	4,779	852	—	146,977
	Deferred Bonus Plans	85,171	—	—	—	85,171
Makan Delrahim	Deferred Salary Plans	23,423	5,250	127	—	28,800
	Deferred Bonus Plans	—	—	—	—	—

(1)
Executive contributions pursuant to deferred salary and bonus plans are included in the “Salary” and “Non-Equity Incentive Plan Compensation” columns, respectively, in the Summary Compensation Table for 2025.

(2)	Amounts reported are included in the “All Other Compensation” column of the Summary Compensation Table for 2025.

(3)	No portion of these amounts is included in the Summary Compensation Table 2025, as none of these plans or arrangements provided for above-market or preferential earnings during 2025.

(4)	Contributions to our deferred bonus plan were earned and deferred in 2025 but are not credited to the applicable NEO’s deferred bonus plan account until 2026.

Description of Nonqualified Deferred Compensation

Set forth below is information with respect to each plan under which deferrals of compensation are reflected in the table above.

Deferred Salary Plan

We maintain supplemental 401(k) plans, including the Paramount Global Excess 401(k) Plan for Designated Senior Executives (the “Excess 401(k) Plan”), an unfunded nonqualified deferred compensation plan intended to provide benefits to employees who are eligible to participate in the Company’s 401(k) plan (“Company 401(k) Plan”), and whose annual base salary exceeds the applicable eligible compensation for purposes of the Company 401(k) Plan (the “Annual Limit”). A participant can defer between 1% and 15% of his or her eligible compensation through payroll deductions on a pre-tax basis.
III-23

Under the Excess 401(k) Plan, eligible compensation generally includes base pay or salary, including pre-tax contributions to the Company 401(k) Plan and our group health and welfare plans, flexible spending accounts and contributions to the commuter reimbursement account plan, plus overtime, commissions, hazard pay and shift differential pay. Nondiscretionary matching contributions made by the Company to the Excess 401(k) Plan on and after January 1, 2021, are equal to the sum of (a) 100% of the first 1% of eligible compensation deferred each pay period on a pretax basis and (b) 50% of the next 5% of eligible compensation deferred each pay period, which is equal to a maximum nondiscretionary matching contribution of 3.5% of eligible compensation. In addition, any nondiscretionary matching contributions made by the Company to the Company 401(k) Plan and the Excess 401(k) Plan, together, will not be made with respect to annual compensation in excess of $500,000 for any participant. Participants become fully vested in the matching contribution after two years of service. Deferred amounts are reflected in phantom notional accounts and are credited (or charged) with notional earnings and/or losses as if the deferred amounts were invested in accordance with the participant’s investment elections under the Excess 401(k) Plan with respect to investment options, which options are determined by the plan committee. Company matching contributions are also reflected in phantom notional accounts, which are credited (or charged) with notional earnings and/or losses as if the matching contributions were invested in accordance with the participant’s investment elections under the Excess 401(k) Plan. The vested portion of a participant’s Excess 401(k) Plan account is distributed in cash after termination of employment in accordance with the participant’s distribution election, either in a lump sum payment or in installment payments.

Deferred Bonus Plan

We maintain bonus deferral plans, including the Company’s Bonus Deferral Plan for Designated Senior Executives (the “BDP”), an unfunded nonqualified deferred compensation plan intended to provide benefits to employees who are eligible to participate in our Company 401(k) Plan, and whose annual base salary exceeds the Annual Limit. Participants can defer between 1% and 15% of their short-term incentive plan bonus to the BDP on a pre-tax basis. Participant accounts under the BDP are credited (or charged) with notional earnings, gains or losses based on the investment performance of the funds selected by the participant from the list of notional investment options identified by the plan committee. Amounts deferred under the BDP are distributed in cash after termination of employment in accordance with the participant’s distribution election, either in a lump sum payment or installment payments. Matching contributions are not made under the BDP.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Potential Payments Pursuant to Arrangements with NEOs

In 2025, all of our NEOs had employment agreements (each, an “Employment Agreement”) providing for payments upon certain terminations of employment. The table below reflects the payments and benefits due to the NEOs in connection with (i) the applicable NEO’s termination without “cause” or resignation for “good reason” (each as defined in the applicable Employment Agreement, a “qualifying termination”), (ii) for Mr. Warren, a termination as a result of his death or disability, and (iii) a change in control of the Company, in each case assuming that the applicable triggering event occurred on December 31, 2025. These amounts do not reflect accrued, unpaid wages through the date of termination or benefits that are provided pursuant to plans or arrangements that are available generally to all salaried employees (such as amounts accrued under the 401(k) plans and disability benefits) or that are set forth in the Nonqualified Deferred Compensation in 2025 table (such as amounts under excess plans). Mr. Shell’s Employment Agreement terminated upon him ceasing to serve as an employee of the Company on April 8, 2026.

Each Employment Agreement requires (or required, as applicable) offset of severance amounts and benefits to the extent the NEO earns compensation or becomes eligible for benefit coverage, respectively, from a new employer or other third party.  For purposes of the table below, we have assumed that no offset applies. Each Employment Agreement also provides (or provided, as applicable) that if, at the time of the NEO’s qualifying termination, the applicable NEO is eligible to participate in a severance plan that provides for more favorable severance payments and benefits than those set forth in the Employment Agreement, the executive’s severance amounts will be automatically adjusted to those amounts. As of December 31, 2025, none of our NEOs were eligible to participate in a severance plan.

None of our NEOs are (or were during 2025) entitled to enhanced severance benefits in connection with a termination upon or following a change in control. Only Mr. Warren was entitled to receive severance benefits upon a termination due to death or disability.

III-24

Scenario	Continuation of Salary and Other Cash Compensation ($)(3)	Annual Bonus Payment(s) ($)(4)	Continuation of Medical, Dental & Life Insurance ($)(5)	Outplacement Assistance ($)(6)	Total Acceleration of Equity Awards ($)(7)	Total ($)
David Ellison
Qualifying Termination (1)	7,000,000	3,000,000	83,499	25,000	26,800,000	36,908,499
Change in Control (2)	—	—	—	—	63,650,000	63,650,000
Andrew Warren
Qualifying Termination (1)	2,643,678	3,356,322	107,097	25,000	7,815,282	13,947,379
Death or Disability	—	—	—	—	7,815,282	7,815,282
Jeffrey Shell
Qualifying Termination (1)	7,000,000	3,000,000	77,126	25,000	26,800,000	36,902,126
Change in Control (2)	—	—	—	—	63,650,000	63,650,000
Andrew Brandon-Gordon
Qualifying Termination (1)	5,600,000	2,400,000	77,126	25,000	21,440,000	29,542,126
Change in Control (2)	—	—	—	—	50,920,000	50,920,000
Makan Delrahim
Qualifying Termination (1)	7,000,000	3,000,000	77,126	25,000	16,080,000	26,182,126
Change in Control (2)	—	—	—	—	40,200,000	40,200,000

(1)	Amounts reflect payments pursuant to the applicable Employment Agreement upon a qualifying termination.

(2)	Amounts reflect acceleration of Sign-on RSUs in accordance with the applicable Employment Agreement.

(3)
Amounts reflect: For Messrs. Ellison, Shell, Brandon-Gordon, and Delrahim, two times the applicable NEO’s annual base salary; and for Mr. Warren, continuation of his annual base salary through the end of his contract term, reduced by $491,954, as result of the applicable cap under his Employment Agreement.

(4)
Amounts reflect: For Messrs. Ellison, Shell, Brandon-Gordon, and Delrahim, two times the applicable NEO’s target annual bonus opportunity; and for Mr. Warren, an amount equal to his target bonus opportunity for each remaining year of his contract term (pro-rated for any partial year), reduced by $1,351,370 in the aggregate, as result of the applicable cap under his Employment Agreement. Mr. Warren’s Employment Agreement also provides for him to receive a pro-rated annual bonus for the year of termination of employment due to his death or disability, paid at the lesser of his target amount or the target amount modified by the Company performance factor. However, assuming he remained employed through the end of 2025, he would have received his full annual bonus pursuant to the STIP’s terms as then in effect in lieu of a pro-rated bonus pursuant to the severance provisions in his Employment Agreement.

(5)
Amounts reflect our cost of providing continued dental and medical insurance benefits for all NEOs and, for Mr. Warren, vision insurance benefits and life insurance coverage, in each case as provided in the applicable Employment Agreement.

(6)
Amounts reflect our cost of providing outplacement services for a maximum period of 12 months following termination of employment, which are provided in accordance with our recent practices of providing outplacement services to senior executives with employment agreements who are terminated without “cause” and not required under the Employment Agreements.

(7)	The calculation of the value associated with the acceleration of the vesting of outstanding equity awards was based on the closing price of our Class B Common Stock on December 31, 2025 of $13.40.

Current NEO Qualifying Termination

The Current NEO Agreements provide that, if the applicable executive incurs a qualifying termination, then, subject to his timely execution and non-revocation of a release of claims and continued compliance with applicable restrictive covenants, he will be entitled to receive:

•
an amount in cash equal to two times the sum of his then-current base salary and target annual bonus, payable in substantially equal installments in accordance with the Company’s regular payroll practices for 24 months following the date of termination;

•	any earned, unpaid annual bonus for the fiscal year ending immediately prior to the fiscal year in which the date of termination occurs;

•
accelerated vesting of a number of the executive’s Sign-on RSUs that would have otherwise vested through the 24-month anniversary of the date of termination (had the executive’s employment not terminated); and

III-25

•
Company-subsidized health and dental benefit coverage until the earlier of the (x) 24-month anniversary of the date of termination and (y) time the executive becomes eligible under another employer’s plan.

The cash severance payments are subject to offset, to the extent that the executive is receiving other compensation for the executive’s services, subject to limited exceptions. Under the terms of the applicable Employment Agreement, the executives are subject to certain restrictive covenants, including non-competition, non-solicitation, non-interference, confidentiality, and non-disclosure covenants.

Each Current NEO Employment Agreement provides that if, at the time of the executive’s qualifying termination, there is in effect a severance plan for which the applicable executive is eligible that provides for more favorable severance payments and benefits than those set forth in the executive’s Current NEO Employment Agreement, then the executive’s severance amounts will be automatically adjusted to those amounts.

Current NEO Contract Expiration

If a Current NEO’s employment terminates due to the expiration of the term of his Current NEO Agreement on August 8, 2030 (or, for Mr. Delrahim, October 6, 2030), then, subject to his timely execution and non-revocation of a release, he will be entitled to receive a pro-rata annual bonus for the fiscal year of termination, based on actual performance results for such year.

Shell Qualifying Termination

Under Mr. Shell’s Employment Agreement as in effect on December 31, 2025, and subject to his timely execution and non-revocation of a release of claims and continued compliance with applicable restrictive covenants, upon a qualifying termination Mr. Shell would have been entitled to receive:

•
an amount in cash equal to two times the sum of his then-current base salary and target annual bonus, payable in substantially equal installments in accordance with the Company’s regular payroll practices for 24 months following the date of termination;

•	any earned, unpaid annual bonus for the fiscal year ending immediately prior to the fiscal year in which the date of termination occurs;

•	accelerated vesting of a number of his Sign-on RSUs that would have otherwise vested through the 24-month anniversary of the date of termination (had his employment not terminated); and

•	Company-subsidized health and dental benefit coverage until the earlier of the (x) 24-month anniversary of the date of termination and (y) time he becomes eligible under another employer’s plan.

The cash severance payments would have been subject to offset, to the extent that Mr. Shell was receiving other compensation for his services, subject to limited exceptions. Under the terms of his Employment Agreement, Mr. Shell would have remained subject to certain restrictive covenants, including non-competition, non-solicitation, non-interference, confidentiality, and non-disclosure covenants.

Mr. Shell’s Employment Agreement provided that if, at the time of his qualifying termination, there were in effect a severance plan for which he was eligible that provided for more favorable severance payments and benefits than those set forth in his Employment Agreement, then his severance amounts would have been automatically adjusted to those amounts.

Shell Contract Expiration

If Mr. Shell’s employment had terminated due to the expiration of the term of his Employment Agreement as in effect on December 31, 2025, then, subject to his timely execution and non-revocation of a release, he would have been entitled to receive a pro-rata annual bonus for the fiscal year of termination, based on actual performance results for such year.

Warren Qualifying Termination

Mr. Warren’s Employment Agreement provides that, if he incurs a qualifying termination, then, subject to his timely execution and non-revocation of a release of claims and continued compliance with applicable restrictive covenants, he will be entitled to receive:

•
subject to an overall cap of two times the sum of his base salary and target bonus amount, salary payable until the later of the (x) first anniversary of termination or (y) end of the contract term (i.e., August 11, 2028), at the same time that it would have been paid had he remained employed, and an annual bonus and/or pro-rated bonus for each remaining year of the contract term at the lesser of his target amount or the target amount modified by the Company performance factor;

III-26

•	accelerated vesting of outstanding equity awards that would have otherwise vested through the longer of the remaining contract term and the 12-month period following his termination;

•
Company-paid medical, dental and vision benefits for the longer of the remainder of the contract term and 12 months, or until the time that he becomes covered by another employer’s plan, if earlier; and

•
Company-paid life insurance until the end of the contract term, or, if longer, the end of the period that he is receiving cash severance payments, or, if earlier, until the time that he becomes eligible under another employer’s plan.

The severance payments are subject to offset, with respect to the period beginning 6 months after termination and ending when the Company is no longer required to make severance payments, to the extent that he is receiving other compensation for his services. Mr. Warren is subject to certain restrictive covenants, including non-solicitation, non-interference, and protection of our confidential information.

The Warren Agreement provides that if, at the time of Mr. Warren’s qualifying termination, there is in effect a severance plan for which he is eligible that provides for more favorable severance payments and benefits than those set forth in the Warren Agreement, then his severance amounts will be automatically adjusted to those amounts.

Further, pursuant to the terms and conditions of Mr. Warren’s outstanding equity awards, Mr. Warren would have received full accelerated vesting of his outstanding equity awards in connection with a qualifying termination on December 31, 2025.

Death or Termination Due to Disability of Mr. Warren

If Mr. Warren had died or had been terminated on December 31, 2025 due to disability, he would have received accrued compensation and benefits payable through the date of termination and, pursuant to the terms and conditions of his outstanding awards, accelerated vesting of his outstanding equity awards. His employment agreement also provides for him to receive a pro-rated annual bonus for the year of termination of employment for these reasons, paid at the lesser of his target amount or the target amount modified by the Company performance factor.

PAY RATIO

As required by applicable SEC rules, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Mr. Ellison, our CEO. The pay ratio figures below are a reasonable estimate calculated in a manner consistent with SEC rules and the methodology described below.

For the period commencing August 7, 2025 and ending on December 31, 2025, the total compensation of the median employee was $57,004 and the total compensation of the CEO was $63,229,235, most of which is attributable to the Sign-on RSUs, which vest over five years and have a fair market grant date value of $58,700,000. The total compensation for our median employee and the total compensation for the CEO for these purposes include our cost of health insurance premiums, which was not included in the Summary Compensation Table for 2025. For 2025, the ratio of the annual total compensation of the CEO to the annual total compensation of the median employee was 1,109 to 1.

As permitted under SEC rules, we used the same median employee that we used for purposes of disclosing Paramount Global’s 2023 pay ratio as there has been no change (including after taking into account the Transactions) in our employee population  or employee compensation arrangements  that we believe would significantly impact the pay ratio analysis.

The following methodology and consistently applied material assumptions, adjustments and estimates were used to identify the median employee, as well as determine the annual total compensation of the median employee:

•
As of December 31, 2023, Paramount Global’s employee population consisted of approximately 22,300 individuals, consisting of full-time, part-time and temporary employees, working for Paramount Global and its consolidated subsidiaries. As permitted under the applicable SEC de minimis rule, we excluded certain non-U.S. employees from the employee population, which collectively amounted to less than 5% of Paramount Global’s total number of employees. The jurisdictions and numbers of employees excluded on this basis were Brazil (29), Canada (67), China (16), Denmark (8), France (135), Hong Kong (6), Hungary (287), Israel (86), Japan (36), Mexico (98), New Zealand (10), Nigeria (10), Portugal (7), Russia (14), Singapore (63), Spain (128), South Africa (68), Sweden (16), and the following countries with five or fewer employees: Belgium, Colombia, Czech Republic, Ireland, Italy and Taiwan.

III-27

•
To identify the “median employee” from the employee population, Paramount Global used W-2 Box 1 amounts (and the foreign equivalent for non-U.S. employees) as the consistently applied compensation measure.

•	Exchange rates were applied as of the determination date to convert all non-U.S. currencies into U.S. dollars.

•	Based on the estimated compensation of each employee, Paramount Global identified a band of employees with the approximate median estimated compensation value (the “Median Band”).

•	Paramount Global then identified the “median employee” from the employees within the Median Band. That employee’s annual total compensation was calculated in accordance with applicable SEC rules.

Director Compensation

DIRECTOR COMPENSATION DURING 2025

The following table sets forth information concerning the compensation of each individual who served as a non-employee director during 2025:

Name	Stock Awards ($) (1)	Total ($)
Barbara M. Byrne	293,500	293,500
Dennis K. Cinelli	338,014	338,014
Gerald Cardinale	293,500	293,500
Safra Catz	293,500	293,500
Justin Hamill	293,500	293,500
Sherry Lansing	293,500	293,500
Paul Marinelli	293,500	293,500
John Thornton	293,500	293,500

(1)

Amounts reflect the aggregate grant date fair value determined in accordance with FASB ASC Topic 718 of RSU awards granted on August 7, 2025 (or, for Mr. Cinelli, September 12, 2025).  For a discussion of the assumptions made in calculating the grant date fair value amounts for 2025, see Note 14 “Stock-Based Compensation” to the audited 2025 consolidated financial statements on pages II-93 to II-96 in our Initial Form 10-K.

Each of the above non-employee directors had 25,000 unvested RSUs outstanding as of December 31, 2025, except for Mr. Cinelli, who had 17,989 unvested RSUs outstanding as of such date.

DESCRIPTION OF DIRECTOR COMPENSATION

Determination of Director Compensation

Non-employee directors appointed effective as of the Closing Date received an initial grant of 25,000 RSUs on the Closing Date, which vest in full on the earlier of the first anniversary of the Closing Date and the date of the next annual meeting of Paramount’s stockholders following the Closing Date, subject to the applicable non-employee director’s continued service on the Board through the applicable vesting date; provided that the RSUs will vest in full (i) immediately prior to a change in control of the Company (as defined in the 2025 Plan), subject to the applicable non-employee director’s continued service on the Board through immediately prior to such change in control, or (ii) upon a termination of the applicable non-employee director’s continued service on the Board by reason of his or her death or by Paramount due to his or her disability.

Following the Closing Date, non-employee directors receive compensation for their service on the Board and are eligible to participate in the director compensation program described below.
III-28

Pursuant to its Charter, the Compensation Committee will annually review and make recommendations to the Board regarding director compensation. In accordance with the Guidelines and the Committee’s Charter, the Committee is guided by three principles in its review of director compensation: directors should be fairly compensated for the services they provide to us, taking into account, among other things, the size and complexity of our business and compensation paid to directors of comparable companies; directors’ interests should be aligned with the interests of stockholders; and directors’ compensation should be easy for stockholders to understand. Final director compensation determinations are made by the Board.

Director Compensation Program

In connection with the Transactions, effective as of the Closing Date, the Board adopted the Paramount Skydance Corporation Non-Employee Director Compensation Program (the “Director Compensation Program”), pursuant to which non-employee directors of the Board who are designated by the Board as participants in the Director Compensation Program are eligible to receive equity compensation for their services on the Board. The material terms of the Director Compensation Program are summarized below. Compensation under the Director Compensation Program is subject to the annual limits on non-employee director compensation set forth in the 2025 Plan (or any successor plan).

Annual Awards. Each non-employee director who is serving on the Board as of the date of any annual meeting of Paramount’s stockholders that occurs after the Closing Date and will continue to serve as a non-employee director immediately following such annual meeting will automatically be granted an award of RSUs covering a number of shares of Class B Common Stock equal to (i) $375,000, divided by (ii) the closing price for a share of Class B Common Stock on the applicable grant date, rounded down to the nearest whole RSU (an “Annual Award”). Each Annual Award will vest in full on the earlier of the first anniversary of the applicable grant date and the date of the next annual meeting of Paramount’s stockholders following the grant date, subject to the applicable non-employee director’s continued service on the Board through the applicable vesting date.

Pro-Rated Annual Awards. Each non-employee director who is initially appointed or elected to serve on the Board after the Closing Date, other than on the date of an annual meeting of Paramount’s stockholders, will automatically be granted a pro-rated award of RSUs (a “Pro-Rated Annual Award”) covering a number of shares of Class B Common Stock equal to (i) $375,000, divided by (ii) the closing price for a share of Class B Common Stock on the applicable grant date, multiplied by (iii) a fraction, (A) the numerator of which equals 365 minus the number of days (capped at 365) elapsed from the immediately preceding annual meeting date (or Closing Date, if there was no preceding annual meeting) through the date on which such non-employee director was appointed or elected to serve on the Board, and (B) the denominator of which equals 365, rounded down to the nearest whole RSU. Each Pro-Rated Annual Award will vest in full on the earlier of the first anniversary of the applicable grant date and the date of the next annual meeting of Paramount’s stockholders following the grant date, subject to the applicable non-employee director’s continued service on the Board through the applicable vesting date.

Acceleration. Annual Awards and Pro-Rated Annual Awards granted under the Director Compensation Program will vest in full (i) immediately prior to a change in control of the Company (as defined in the 2025 Plan or any successor plan), subject to the applicable non-employee director’s continued service on the Board through immediately prior to such change in control, or (ii) upon a termination of the applicable non-employee director’s continued service on the Board by reason of his or her death or by Paramount due to his or her disability.

Other

Expenses: Directors are reimbursed for expenses incurred in attending Board, committee and stockholder meetings and certain Company events (including travel and lodging) in accordance with the Company’s Board travel policies, and administrative expenses that may be approved by the Board from time to time.

Director Attendance at Certain Other Events: Paramount believes it is in its best interest for directors to participate in certain Company and other events, including to meet with management, customers, talent and others important to our business, and that such participation is, therefore, integrally and directly related to the performance of the directors’ duties. The Board has established a policy on director attendance at these events. Under the policy, tickets to these events are allocated to directors and we reimburse directors for travel and related expenses in accordance with our travel policies. Occasionally, a director’s partner or other guest may accompany him or her to events at our invitation or request and we may pay certain limited costs associated with such guest’s attendance.

III-29

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2025 concerning shares of our Class B Common Stock authorized for issuance under our equity compensation plans. Following the Transactions, we maintain equity compensation plans that have not been approved by our security holders but that were assumed in the Transactions. No shares of our Class A Common Stock are authorized for issuance under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	39,063,460	(2)	—		93,950,381	(3)
Equity compensation plans not approved by security holders(4)	—	(5)	—	(6)	—
Total:	39,063,460	(5)	—	(6)	93,950,381

(1)	Represents the 2025 Plan, which was approved by our stockholders effective August 7, 2025.

(2)	Consists of outstanding RSUs.

(3)	Represents the aggregate number of shares of our Class B Common Stock reserved for issuance under the 2025 Plan as of December 31, 2025.

(4)
Represents (i) the following equity compensation plans that had been approved by Viacom Inc.’s stockholders: the Viacom Inc. 2016 Long-Term Management Incentive Plan, the Viacom Inc. 2006 RSU Plan for Outside Directors and the Viacom Inc. 2011 RSU Plan for Outside Directors, as amended and restated as of January 1, 2016 and as further amended and restated as of October 31, 2016, each of which were assumed by Paramount Global in connection with the merger of CBS Corporation and Viacom Inc. effective December 4, 2019 and subsequently assumed by us in the Transactions; and (ii) the Paramount Global Amended and Restated Long-Term Incentive Plan and the Paramount Global Amended and Restated Equity Plan for Outside Directors, each of which had been approved by Paramount Global’s stockholders and was assumed by us in the Transactions (collectively, the “Assumed Plans”).  No further awards may be granted under any of the Assumed Plans.

(5)
As of December 31, 2025, there were, in the aggregate, 27,445,816 shares of Class B Common Stock underlying outstanding options and RSUs granted under the Assumed Plans, including 467,352 vested RSUs for which settlement has been deferred.

(6)	As of December 31, 2025, the weighted average exercise price of outstanding options granted under the Assumed Plans is $53.33.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, as of February 20, 2026, regarding the beneficial ownership of our Class A Common Stock and Class B Common Stock by (i) each current director, (ii) each NEO and (iii) our current directors and executive officers as a group. Also set forth below is information concerning the beneficial ownership by each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our Class A Common Stock (the only class of our Common Stock with voting rights).

We have determined beneficial ownership in accordance with the rules and regulations of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as indicated by the footnotes below, we believe, based on information furnished to us, that the persons and entities named in the table below have sole voting and sole investment power with respect to all shares that they beneficially own, subject to applicable community property laws.

We have based our calculation of the percentage of beneficial ownership on 31,500,087 shares of our Class A Common Stock outstanding and 1,080,241,022 shares of our Class B Common Stock outstanding, as of February 20, 2026. In computing the number of shares beneficially owned by a person and the percentage ownership of such person, we deemed to be outstanding all shares that may be acquired through the exercise of presently exercisable warrants or are issuable upon vesting of RSUs held by the person that vest within 60 days of February 20, 2026. However, except as described above, we did not deem such shares outstanding for the purpose of computing the percentage ownership of any other person.
III-30

Unless otherwise indicated, the address of all listed stockholders is Paramount Skydance Corporation, 1515 Broadway, New York, NY 10036.

	Class A Common Stock		Class B Common Stock
Name of Beneficial Owner	Shares	%	Shares	%
5% Stockholders:
Harbor Lights Entertainment, Inc. (1)	31,500,087	100	32,012,190	2.96
Directors and Named Executive Officers:
David Ellison (1)(2)	31,500,087	100	600,717,731	48.63
Barbara M. Byrne (3)			44,152	*
Andrew Campion			0	0
Gerald Cardinale (4)			149,849,551	13.32
Safra A. Catz			0	0
Makan Delrahim (5)			235,479	*
Andrew Brandon-Gordon			220,817	*
Justin G. Hamill			0	0
Sherry Lansing			0	0
Paul Marinelli			0	0
Jeffrey Shell (6)			1,266,825	*
John L. Thornton			0	0
Andrew Warren (7)			184,604	*
All directors and current executive officers as a group (12 persons)	31,500,087	100	751,289,404	58.67

* Represents less than 1% of the outstanding shares of the class.

(1)
The 31,500,087 shares of Class A Common Stock and 32,012,190 shares of Class B Common Stock reported herein are owned by Harbor Lights Entertainment, Inc., and two wholly owned subsidiaries (the “HLE Entities”).  David Ellison, by virtue of his role as manager of certain limited liability companies that are directly and indirectly controlled by the Ellison Family (as defined in the Initial Form 10-K), may be deemed to control Harbor Lights Entertainment, Inc. and, as a result, may be deemed to beneficially own the shares of Class A Common Stock and Class B Common Stock held of record by the HLE Entities, and to have shared voting and shared investment power over these securities. The principal business address of the HLE Entities is 846 University Avenue, Norwood, MA 02062.

(2)
In addition to the securities held by the HLE Entities described in footnote (1) above, this line includes (i) 115,210,270 shares of Class B Common Stock held by Pinnacle Media Ventures, LLC; (ii) 48,543,603 shares of Class B Common Stock held by Pinnacle Media Ventures II, LLC; (iii) 57,605,135 shares of Class B Common Stock held by Pinnacle Media Ventures III, LLC; (iv) 115,875,376 shares of Class B Common Stock held by Sayonara, LLC; (v) 76,210,742 shares of Class B Common Stock held by Skydance Entertainment Group, LLC; (vi) 260,415 shares of Class B Common Stock held by David Ellison; and (vii) 62,000,000, 62,000,000, and 31,000,000 shares of Class B Common Stock that may be acquired within 60 days upon exercise of warrants held by Pinnacle Media Ventures, LLC, Pinnacle Media Ventures II, LLC, and Pinnacle Media Ventures III, LLC (together, the “Pinnacle Entities”), respectively. David Ellison, by virtue of his role as manager of certain limited liability companies that are directly and indirectly controlled by the Ellison Family, may be deemed to control the Pinnacle Entities and Sayonara, LLC and to have shared voting and shared investment power over these securities. The principal business address of the Pinnacle Entities and Sayonara, LLC is 101 Ygnacio Valley Rd., Suite 320, Walnut Creek, CA 94596. The principal business address of Skydance Entertainment Group, LLC, of which David Ellison is the manager, is 101 Ygnacio Valley Rd., Suite 320, Walnut Creek, CA 94596.

(3)
Includes (i) 9,652 shares of Class B Common Stock and (ii) 34,500 shares of Class B Common Stock underlying vested RSUs for which settlement has been deferred. Pursuant to the governing plan, these RSUs are payable in shares of Class B Common Stock following termination of service as a director.

(4)
Includes (i) 83,640,992 shares of Class B Common Stock held directly by RB Tentpole Holdings LP; (ii) 21,208,559 shares of Class B Common Stock held directly by RB Maverick LLC; and (iii) 45,000,000 shares of Class B Common Stock that may be acquired within 60 days upon exercise of warrants held directly by RB Tentpole Holdings LP. Mr. Cardinale is the sole member of the general partner of RedBird Capital Partners L.P., which indirectly controls RB Tentpole Holdings LP, and which also indirectly controls RB Maverick LLC through a series of intermediate entities. As a result, Mr. Cardinale may be deemed to share beneficial ownership of the securities directly and indirectly beneficially owned by RB Tentpole Holdings LP and RB Maverick LLC, and to have shared voting and shared investment power over these securities. Mr. Cardinale disclaims beneficial ownership of those securities. The principal business address for RedBird Capital Partners L.P. is 667 Madison Avenue New York, New York 10065.

(5)	Includes (i) 85,479 shares of Class B Common Stock and (ii) 150,000 restricted stock units vesting within 60 days of February 20, 2026 held by Mr. Delrahim.

III-31

(6)	Includes (i) 266,825 shares of Class B Common Stock and (ii) 1,000,000 restricted stock units vesting within 60 days of February 20, 2026 held by Mr. Shell.

(7)	Includes (i) 29,421 shares of Class B Common Stock and (ii) 155,183 restricted stock units vesting within 60 days of February 20, 2026 held by Mr. Warren.

III-32

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Person Transactions

REVIEW, APPROVAL OR RATIFICATION OF TRANSACTIONS WITH RELATED PERSONS

The Audit Committee of the Board has adopted a written Policy on Related Person Transactions (the “Policy”) governing the review, approval and ratification of Related Person Transactions (as defined by the SEC). Under the Policy, the Audit Committee reviews and oversees our entry into Related Person Transactions in compliance with applicable law. Neither we nor our subsidiaries enter into a Related Person Transaction unless the transaction has been approved in advance by the Audit Committee or the transaction falls within a category of pre-approved transactions under the Policy. In evaluating a Related Person Transaction, the Audit Committee considers the importance of the transaction to us and the related person; the related person’s relationship to us and the nature and extent of the related person’s interest in the transaction; the terms of the transaction, including the dollar amount involved; the impact on a director’s independence if the transaction involves a director; the availability of other sources of comparable products or services; conflict-of-interest provisions of our organizational documents and code of ethics; whether the transaction arose in the ordinary course of business; whether the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party; and any other information the Audit Committee deems appropriate.

Any director who has a direct or indirect material interest in a transaction under review may not participate in the approval or ratification of the transaction; however, that person may be counted in determining the presence of a quorum at a meeting of the Audit Committee that considers the transaction, in each case in accordance with our amended and restated certificate of incorporation and amended and restated bylaws.

Under the Policy, management is primarily responsible for determining whether a related person has a direct or indirect material interest in a transaction with us. That determination is made after a review of information obtained from the related person and information available from our records. Our legal and controllership groups are responsible for maintaining procedures to ensure implementation of the Policy throughout the Company and its subsidiaries.

The Policy identifies categories of Related Person Transactions that are deemed pre-approved and therefore not subject to additional Audit Committee approval, including certain transactions with the Ellison Family and their affiliates, RedBird Capital Partners Management LLC and its affiliates (“RedBird”), agreements entered into in connection with the consummation of the Transactions, certain executive compensation arrangements approved by the Board or the Compensation Committee, certain ordinary-course transactions in which the related person’s interest arises solely from outside directorships or limited equity positions, and certain other categories described in the Policy.

TRANSACTIONS RELATED TO THE WARNER BROS. DISCOVERY MERGER

The Lawrence J. Ellison Revocable Trust Subscription Agreement

The Lawrence J. Ellison Revocable Trust, u/a/d 1/22/88, as amended (the “Ellison Trust”), an affiliate and greater than 5% beneficial owner of the Company, entered into a subscription agreement with the Company, dated February 27, 2026 (the “Ellison Subscription Agreement”), in connection with our pending merger with Warner Bros. Discovery, Inc. (“Warner Bros.”) (the “WBD Transaction”). Lawrence J. Ellison, father of David Ellison (our Chief Executive Officer), is the settlor and a co-trustee of the Ellison Trust. Pursuant to the Ellison Subscription Agreement, the Ellison Trust agreed to subscribe for and purchase newly issued shares of Class B Common Stock at a per share price of $16.02, for an aggregate purchase price of approximately $43.9 billion, plus the aggregate amount of any ticking consideration that becomes due and payable in accordance with the terms of the merger agreement, plus any contingent equity amount. In addition, the Ellison Trust agreed to fund certain contingent amounts, including the Warner Bros. termination fee, regulatory termination fee, and amended notes payment amount, if such amounts become payable, through the purchase of additional shares of Class B Common Stock at the same per share price. Lawrence J. Ellison personally guaranteed the due and punctual performance and payment of the Ellison Trust’s obligations under the Ellison Subscription Agreement (the “Ellison Guarantee”). We are also required to reimburse the Ellison Trust for reasonable and documented out-of-pocket expenses, subject to a cap of $5.0 million.

As described under “—Equity Syndication,” the Ellison Trust assigned its rights to subscribe for shares under the Ellison Subscription Agreement to certain assignees, including affiliates of the Ellison Trust and Lawrence J. Ellison and certain institutional investors, as permitted thereunder.

III-33

RedBird Capital Partners Fund IV Subscription Agreement

RedBird Capital Partners Fund IV (Master), L.P. (“RedBird Fund IV”), an affiliate of RB Maverick LLC and RB Tentpole Holdings LP (“RB Tentpole”) (collectively, a greater than 5% beneficial owner of the Company), and an affiliate of Gerald Cardinale (Founder and Managing Partner of RedBird Capital Partners Management LLC) and John L. Thornton (Chairman of RedBird Capital Partners Management LLC), each a member of the Board, entered into a subscription agreement with the Company, dated February 27, 2026 (the “RedBird Subscription Agreement” and, together with the Ellison Subscription Agreement, the “Subscription Agreements”), in connection with the WBD Transaction. Pursuant to the RedBird Subscription Agreement, RedBird Fund IV agreed to subscribe for and purchase newly issued shares of Class B Common Stock at a per share price of $16.02, for an aggregate purchase price of $250.0 million. We are also required to reimburse RedBird Fund IV for reasonable and documented out-of-pocket expenses, subject to a cap of $5.0 million.

As described under “—Equity Syndication,” RedBird Fund IV assigned its rights to subscribe for shares under the RedBird Subscription Agreement to an affiliate, as permitted thereunder.

Equity Syndication

On April 5, 2026, the Ellison Trust and RedBird Fund IV (together, the “Equity Investors”), as permitted under the Subscription Agreements, assigned all of their respective rights to subscribe for shares under the Subscription Agreements to certain assignees pursuant to assignment agreements (the “Syndication Assignments” and the transactions contemplated thereby, the “Equity Syndication”). In connection with the Ellison Subscription Agreement, such assignees include affiliates of the Ellison Trust and Lawrence J. Ellison and certain institutional investors (the “Ellison Syndication Parties”), and in connection with the RedBird Subscription Agreement, such assignees include affiliates of RedBird and certain institutional investors (the “RedBird Syndication Parties” and, together with the Ellison Syndication Parties, the “Equity Syndication Parties”). In connection with the closing under the merger agreement for the WBD Transaction, we will issue to each Equity Syndication Party newly issued non-voting shares (or securities convertible into shares) of our Class B Common Stock in an amount determined by dividing the dollar amount of commitments assigned to such party by the Syndication Purchase Price. The “Syndication Purchase Price” means the 20-trading-day average of the daily volume-weighted average price of our Class B Common Stock, determined as of the third business day prior to the closing of the WBD Transaction, subject to a ceiling of $16.02 per share and a floor of $12.00 per share. The terms of the Equity Syndication, including the Syndication Purchase Price, were recommended by a special committee of the Board (advised by independent financial and legal advisors) and approved by the Audit Committee and the Board. The Ellison Guarantee and the Subscription Agreements remain in full force and effect on their original terms, and the Syndication Assignments do not relieve the Equity Investors of their obligations under the Subscription Agreements or the Ellison Guarantee.

To procure our participation in the Equity Syndication, the Equity Investors engaged in further negotiations with the special committee and its independent advisors to set the Syndication Purchase Price in light of current market conditions. In connection with such negotiations, the Board, upon the recommendation of the special committee, approved the issuance of one warrant for each share of Class B Common Stock held by holders of Class B Common Stock (excluding any Equity Investor or affiliate of an Equity Investor) as of a record date to be determined (each, a “Warrant”). Each Warrant entitles the holder to purchase one share of Class B Common Stock at an initial exercise price per share equal to the Syndication Purchase Price, subject to customary anti-dilution and fundamental change make-whole adjustments, and expires 10 years from the date of issuance. The Warrants will be distributed without consideration, may be exercised at any time prior to expiration, and, beginning on the third anniversary of issuance, may be called by the Company if the closing price of Class B Common Stock equals or exceeds $30.00 for at least 20 trading days during any 30 consecutive trading day period, in each case subject to the terms and conditions set forth in the definitive documentation. As a result of the terms of the Equity Syndication, including the Syndication Purchase Price, the previously planned registered public offering of rights to subscribe for Class B Common Stock at $16.02 per share will not occur.

RedBird BD LLC Financial Advisor Engagement Letter

In December 2025, RedBird BD LLC, an affiliate of RB Maverick LLC and RB Tentpole, and an affiliate of Gerald Cardinale and John L. Thornton, was engaged as a financial advisor to the Company in connection with the evaluation of the WBD Transaction. Pursuant to the agreement, RedBird BD LLC is entitled to receive an aggregate transaction fee of $80.0 million upon closing, comprised of $60.0 million for mergers and acquisitions advisory services and $20.0 million for capital raising advisory services. If a termination fee is paid to us in connection with the WBD Transaction, RedBird BD LLC is entitled to receive 20% of such fee, subject to the terms and conditions of the agreement. We are also required to reimburse RedBird BD LLC for reasonable and documented out-of-pocket expenses, subject to a cap of $75,000.
III-34

TRANSACTIONS WITH ELLISON RELATED PERSONS

Oracle

In February 2026, Paramount Global, a wholly owned subsidiary of the Company, entered into an agreement with Oracle America, Inc., a subsidiary of Oracle Corporation (“Oracle”), for the provision of enterprise cloud computing services. Lawrence J. Ellison is the founder, Chairman and a significant stockholder of Oracle. The aggregate amount involved is $330.0 million. The Audit Committee approved the agreement in January 2026 following a review process that included a review by independent third-party legal counsel. As of March 31, 2026, no payments had been made under the arrangement.

Prior to the closing of the Transactions, Paramount Global and Skydance Media, LLC, which became a wholly owned subsidiary of the Company on August 7, 2025 in connection with the Transactions (“Skydance”), entered into agreements with Oracle America, Inc., including for licenses for and implementation services supporting our enterprise resource planning transformation. In 2025, we paid Oracle $24.6 million pursuant to the arrangement, and the aggregate amount still payable is $101.0 million.

SM Campus

In June 2024, Skydance entered into a lease with SM Campus, LLC, an entity wholly owned by Lawrence J. Ellison and David Ellison, for office and production space in Santa Monica, California. In 2025, we paid SM Campus, LLC $22.1 million pursuant to the arrangement, with $173.0 million due over the remaining term (subject to adjustment for additional rent items that fluctuate from year to year). Pursuant to the arrangement, SM Campus, LLC paid us $297,000 in 2025 for the reimbursement of security services on certain portions of the property.

The Wing Trust

In January 2026, Paramount Skydance Corporation leased an aircraft on a non-exclusive, dry-lease basis from The Wing Trust, an entity wholly owned by Lawrence J. Ellison, at a rate of $7,100 per hour of flight time. We separately bear all direct operating expenses incurred in connection with our use of the aircraft and have no minimum usage obligation. As of March 31, 2026, we owed The Wing Trust $555,900 and no payments had been made under the arrangement.

In December 2025, Paramount Pictures Corporation, a wholly owned subsidiary of the Company (“PPC”), entered into an Aircraft Hangar License Agreement with The Wing Trust, granting The Wing Trust a month-to-month license to use a portion of our hangar space for aircraft storage for a total term of less than 12 months, for a monthly license fee of $18,728. Under the agreement, The Wing Trust is required to reimburse us for certain real property taxes and utilities, maintenance and operational costs. As of March 31, 2026, The Wing Trust owed us $56,180 and no payments had been made under the arrangement.

Annapurna

In November 2025, Animated Production Inc., a wholly owned subsidiary of the Company, entered into an agreement with Annapurna Animation Development, LLC, which is majority owned by Lawrence J. Ellison and Megan Ellison, the sister of David Ellison, to co-develop an animated feature film. The parties have agreed to share equally in mutually approved development costs, subject to an aggregate cap of $2.1 million across two development phases, with any additional phases subject to mutual agreement. As of March 31, 2026, no payments had been made under the arrangement.

F50 League

In January 2026, CSTV Networks, Inc. (d/b/a CBS Sports Network), a wholly owned subsidiary of the Company, entered into an amended programming agreement with F50 League LLC, which operates the SailGP sailing league. Lawrence J. Ellison is the majority owner of F50 League LLC. Under the amendment, F50 League LLC will pay us $1.28 million and $1.27 million for the 2026 and 2027 seasons, respectively, in exchange for the telecast of SailGP programming on the CBS Television Network, including a specified amount of commercial inventory allocated to F50 League LLC. Additional programming hours, if any, are subject to additional charges at contractually specified rates. In 2025, F50 League LLC paid us $1.13 million under the arrangement.

Northstar Advisory Group

Paramount Skydance Corporation intends to enter into a six-month agreement for strategic and operational consulting services with Northstar Advisory Group LLC (“Northstar”). David Ellison’s brother-in-law is a principal of Northstar. Under the arrangement, Northstar is expected to be entitled to a monthly payment of $100,100. Northstar may also be entitled to success fees based on identified cost savings attributable to Northstar’s recommendations, calculated according to project-specific terms as may be agreed by the parties. We are also required to reimburse Northstar for reasonable and documented out-of-pocket expenses, subject to an expected cap of $10,010.

III-35

TRANSACTIONS WITH REDBIRD RELATED PERSONS

Consulting Services

Beginning in January 2025, Viacom International Inc., a wholly owned subsidiary of the Company, entered into agreements with RedBird Development Group LLC ("RedBird Development") for media strategy, agency negotiation and transition support services in connection with our advertising operations. We paid RedBird Development $2.1 million in November 2025 and $2.0 million in February 2026, totaling $4.1 million (the full amount payable under the arrangements).

In September 2025, Skydance Productions, LLC, a wholly owned subsidiary of Skydance, entered into an agreement with RedBird Capital Partners Management LLC, to reimburse $160,000 of consulting fees that RedBird paid on Skydance’s behalf in connection with the Transactions. We reimbursed the full amount under the arrangement in 2025.

Hidden Pigeon

In February 2026, CBS Interactive Media, Inc. and Viacom International Inc., each a wholly owned subsidiary of the Company, entered into an agreement with Hidden Pigeon, LLC (“Hidden Pigeon”), a RedBird Capital Partners Management LLC portfolio company, to license an animated children’s series for an aggregate fee of $1.0 million for the initial season, payable in equal quarterly installments over a two-year period commencing upon delivery of the series. We have options to order additional seasons, with each subsequent season’s budget subject to 5% cumulative increases over the immediately preceding season. The agreement provides for certain revenue-sharing if we exercise our option for additional seasons. As of March 31, 2026, no payments had been made under the arrangement.

In January 2025, Skydance Productions, LLC, a wholly owned subsidiary of Skydance, entered into an agreement with Hidden Pigeon for the co-production and distribution of two animated children’s series. Under the agreement, we fund approved net production costs for each series, together with a production premium, subject to a cap of $24.0 million for the first season. We have options to order additional seasons, with each subsequent season’s production budget subject to 5% increases over the immediately preceding season of each series. The parties are entitled to share equally in certain revenues generated by each series, subject to customary distribution fees and expense recoupment. In 2025, we paid $17.7 million to Hidden Pigeon under the agreement, and approximately $28.5 million remained payable with respect to the first seasons of both series under the arrangement. As of March 31, 2026, no revenue-sharing payments had been made under the arrangement.

In May 2025, PPC entered into an agreement with Hidden Pigeon for office space at our studio lot in Los Angeles, California. In 2025, Hidden Pigeon paid us $258,900 pursuant to the agreement, with $664,000 due over the remaining term.

Bright North Studios

Since 2021, See It Now Studios, a division of CBS Broadcasting Inc., and CBS Studios Inc. (“CBS Studios”), each a wholly owned subsidiary of the Company, have been party to agreements to license certain true-crime docuseries from Bright North Studios (“Bright North”), a portfolio company of RedBird Capital Partners Management LLC, and Bright North’s predecessor. Under the agreements, we pay fees ranging from $82,000 to $89,000 per episode, with exhibition rights held exclusively in specified territories for 20 to 25 years. The agreements also provide for revenue sharing on off-network distribution sales, royalties, back-end participation, and, with respect to certain series, product integration fees. In 2025, we paid Bright North $5.2 million under these arrangements, and we received $551,000 from Bright North in royalties and sales payments.

In March 2025, CBS Studios entered into a distribution agreement with Bright North for the distribution of an eight-episode classic television docuseries. Under the agreement, we agreed to provide a distribution advance of $1.6 million, applied towards production funding and received exclusive distribution rights in specified territories for an initial 25-year term. We separately entered into a license agreement with a third party for initial exhibition of the series, with license fees equivalent to the distribution advance. After recoupment of distribution fees, the distribution advance (with interest) and expenses, net proceeds are shared equally between the parties. In 2025, we paid Bright North $1.4 million under these arrangements, and Bright North paid us $211,000 in clip license fees and costs.

III-36

In July 2024, CBS Studios entered into an agreement with Efran Films Canada Inc., a subsidiary of Bright North, to license two celebrity docuseries. Under the agreement, we agreed to pay an aggregate advance of $1.25 million for each of the first seasons, along with $120,000 for the second season of one series. Under the agreement, we receive distribution rights for 20 years in specified territories. The agreement also provides for revenue sharing after distribution fees and recoupment of expenses, advances and production costs. In 2025, we paid $1.25 million of the full $2.50 million advances for the first seasons.

In August 2025, CBS Studios entered into an agreement with Bright North to license a sports docuseries. Under the arrangement, we agreed to pay a $3.0 million advance upon delivery (expected in 2026) in exchange for exploitation rights over a 15-year period. The arrangement also provides for revenue sharing after distribution fees and recoupment of expenses, advances and production costs, with proceeds shared equally between parties. No amounts were paid in 2025 under this arrangement.

In May 2025, CBS Studios entered into an agreement with Bright North to license a sports docuseries. Under the arrangement, we agreed to pay an advance of $288,000 upon delivery (expected in 2026) in exchange for exploitation rights over a 15-year period. The arrangement also provides for revenue sharing after distribution fees and our recoupment of expenses and advances, with the remaining proceeds to be paid to Bright North. No amounts were paid in 2025 under this arrangement.

In December 2024, PPC entered into an agreement with Bright North to license a television docuseries. Under the agreement, we are not required to make advance payments but receive exploitation rights in certain territories through September 2026. Under the arrangement, we are entitled to a distribution fee and recoupment of distribution expenses (expected to exceed $120,000), and the remaining proceeds are paid to Bright North. No amounts were paid in 2025 under this arrangement.

In December 2024, PPC entered into an agreement with Bright North to license a documentary film. Under the agreement, we are not required to make advance payments, but receive exploitation rights in certain territories over a 15-year period. The arrangement also provides for revenue sharing after distribution fees and recoupment of expenses and production costs, with Bright North to receive a percentage of the remaining proceeds. In 2025, we paid Bright North $582,000 under the arrangement.

EverWonder Studio

In 2024, CBS Sports, a division of CBS Broadcasting Inc., entered into an agreement with a third party to produce a number of sporting events in 2024 and 2025. The third party received certain complementary production services related to the same sporting events from EverWonder Studio (“EverWonder”), a portfolio company of RedBird Capital Partners Management LLC. We incurred certain production-related expenses required to be borne by EverWonder under its arrangement with the third party and billed them accordingly. In 2025, we received $196,000 in reimbursement payments from EverWonder for services provided in 2024 and 2025.

In November 2025, Skydance Sports, LLC, a wholly owned subsidiary of the Company, entered into an agreement with EverWonder for the development and production of a live event program. Under the agreement, EverWonder will provide development services and serve as production company and receive a production company fee based on a percentage of the budget approved by the exhibitor, CBS Sports. Based on the budget established by CBS Sports (which has not yet been finalized), EverWonder and Skydance Sports, LLC are each entitled to receive a percentage of the total budget, in an amount not yet determined but expected to exceed $120,000 in the aggregate over the term of the arrangement. As of March 31, 2026, no payments had been made under the arrangement.

Studio Lambert

Since 2011, CBS Television Distribution, a division of CBS Studios, has been party to an agreement with Studio Lambert USA Inc. (“Studio Lambert”), an affiliate of All3Media, a portfolio company of RedBird Capital Partners Management LLC, for the exclusive distribution of a television series. Studio Lambert is entitled to receive participation payments representing a share of licensing revenues after deduction of a distribution fee, distribution costs, residuals, and certain production costs. The agreement provides for a minimum guarantee of $3.0 million payable to Studio Lambert through 2032, with CBS Television Distribution retaining distribution rights and the right to recoup advances from Studio Lambert’s share of revenues. In 2025, we paid All3Media $454,800 in participation payments under the arrangement.

III-37

TRANSACTIONS WITH HARBOR LIGHTS

Harbor Lights Entertainment, Inc. (“Harbor Lights”), which holds 100% of our Class A Common Stock, licenses films in the ordinary course of business for its motion picture theaters from all major studios, including PPC. Payments made to us in connection with these licenses for 2025 amounted to approximately $7.6 million and are continuing in 2026 as a result of this ongoing relationship. Harbor Lights also licenses films from a number of unaffiliated companies, and we expect to continue to license films to Harbor Lights on similar terms in the future. In addition, Harbor Lights and we have had co-op advertising arrangements and occasionally engage in other ordinary-course transactions (e.g., movie ticket purchases and various promotional activities) from time to time; we paid Harbor Lights approximately $190,900 under these arrangements in 2025.

Director Independence

We are a “controlled company” under the Nasdaq rules. As a result, we qualify for exemptions from, and have elected not to comply with, certain corporate governance requirements under the rules, including the requirements that we have a board that is composed of a majority of “independent directors,” as defined under the Nasdaq rules, and a compensation committee and a nominating and governance committee that are composed entirely of independent directors. Even though we are a controlled company, we are required to comply with the rules of the SEC and the Nasdaq rules relating to the membership, qualifications and operations of our audit committee.

The Nasdaq rules define a “controlled company” as a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company. As of February 20, 2026, Harbor Lights and its subsidiaries hold 100% of our Class A common stock. Accordingly, entities controlled by the Ellison Family indirectly hold approximately 77.5% of the Class A Common Stock through their collective approximate 77.5% ownership interest in Harbor Lights, and as a result, the Ellison Family is the controlling stockholder of Paramount. Accordingly, we qualify as a “controlled company”. If we cease to be a controlled company and our common stock continues to be listed on Nasdaq, we will be required to comply with the Nasdaq requirements for non-controlled companies by the date our status as a controlled company changes or within specified transition periods applicable to certain provisions, as the case may be.

Our Amended and Restated Certificate of Incorporation (the “Restated Charter”) provides that, (i) for so long as Ellison (as defined therein) has an Original Ownership Percentage (as defined therein) of at least 50%, Ellison is entitled to nominate up to five individuals to the Board and shall have the right to designate such individuals as either an Ellison Designee or a Low-Vote Designee (each as defined in the Restated Charter) and (ii) for so long as RedBird (as defined in the Restated Charter) has an Original Ownership Percentage of at least 50%, RedBird is entitled to nominate two individuals to the Board as RedBird Designees (as defined in the Restated Charter). Messrs. Ellison and Marinelli are Ellison Designees and Ms. Catz and Messrs. Brandon-Gordon and Campion are Low-Vote Designees. Messrs. Cardinale and Thornton are RedBird Designees.

In making its independence determinations, the Board reviewed and discussed information provided by the directors with regard to each director’s business and personal activities and any relationships that they have with us and our management.  As a result of this review, our Board, upon the recommendation of the Nominating and Governance Committee, determined that four of our ten directors - Mses. Byrne and Lansing and Messrs. Hamill and Campion - are independent under the applicable Nasdaq rules. The directors who were not determined to be independent under the applicable Nasdaq rules are Ms. Catz (Compensation Committee) and Messrs. Ellison, Cardinale (Compensation Committee), Brandon-Gordon, Marinelli (Nominating and Governance Committee), and Thornton (Nominating and Governance Committee). In making its independence determination with respect to Ms. Lansing, the Board considered Ms. Lansing’s service as Chair of the Board of Directors of Universal Music Group, with which Paramount has certain commercial relationships involving the licensing of music and publishing rights. The Board determined that this relationship and arrangement is not a bar to Ms. Lansing’s independence under applicable Nasdaq rules.  In making its independence determinations with respect to Mr. Hamill, the Board also considered that Latham provided legal services to Skydance while Mr. Hamill was employed there.  Mr. Hamill is no longer a partner at Latham and has no active role in providing such services.

The Board has determined that each of Ms. Byrne and Messrs. Campion and Hamill is “financially sophisticated” under the Nasdaq rules, and qualifies as “independent” for Audit Committee purposes pursuant to applicable Nasdaq and SEC rules, and that each of Ms. Byrne and Mr. Campion qualifies as an “audit committee financial expert” as defined in the regulations promulgated under the Securities Act of 1933, as amended.
III-38

Item 14. Principal Accountant Fees and Services.

Fees for Services Provided by the Independent Registered Public Accounting Firm

The following table sets forth fees for services provided by PricewaterhouseCoopers LLP (“PwC”) for each of the years ended December 31, 2025 and 2024.

	2025	2024
Audit Fees(1)	$24,546,000	$20,608,951
Audit-Related Fees(2)	890,125	863,182
Tax Fees(3)	4,949,420	5,787,419
All Other Fees (4)	2,000	207,377
Total	$30,387,545	$27,466,929

(1)
Audit fees principally related to the audit of our financial statements for the 2025 Predecessor period and the integrated audits of our financial statements for the 2025 Successor period and the 2024 Predecessor period (Predecessor and Successor each as defined in the Initial Form 10-K), and for both years, also included fees for statutory audits and services provided in connection with SEC filings.

(2)
Audit-related fees principally related to system pre-implementation reviews, technical accounting advice, financial due diligence, agreed-upon procedures and compliance, and domestic and foreign employee benefit plan audits.

(3)	Tax fees principally related to tax compliance and consulting.

(4)	All other fees principally related to research projects, license fees for the use of PwC reference materials and publications, access to various online tools and other permissible consulting services.

AUDIT COMMITTEE PRE-APPROVAL POLICY

The Audit Committee has adopted an Audit and Non-Audit Services Pre-Approval Policy that requires pre-approval of all audit and permissible non-audit services to be performed by PwC. The policy permits pre-approval on either a general basis by category of service or on a specific engagement basis and requires specific pre-approval of PwC’s annual audit services engagement and of any service that would exceed annual pre-approved fee levels or budgeted amounts established by the Audit Committee under its general pre-approval framework. The Audit Committee may delegate pre-approval authority to one or more of its members, and any pre-approval decisions are reported to the full Committee at its next scheduled meeting.

For both types of pre-approval, the Audit Committee considers whether such services are consistent with the SEC’s and the PCAOB’s auditor independence rules. The Audit Committee will also consider whether the independent auditor is best positioned to provide the most effective and efficient service, for reasons such as its familiarity with our business, people, culture, accounting systems, risk profile and other factors, and whether the service could enhance our ability to manage or control risk or improve audit quality. All such factors will be considered as a whole, and no one factor is necessarily determinative.

The Audit Committee is also mindful of the relationship between fees for audit and non-audit services in deciding whether to pre-approve any such services and may determine, for each fiscal year, the appropriate ratio between the total amount of fees for services classified as “Audit,” “Audit-related” and “Tax” services and the total amount of fees for certain permissible non-audit services classified as “All Other” services.

All services provided by PwC in 2025 were pre-approved by the Audit Committee pursuant to this policy.

III-39

PART IV

Item 15. Exhibits and Financial Statement Schedules.

1.	Financial Statements and Schedules.

No financial statements or supplemental data are filed with this Amendment. See Index to Financial Statements and Supplemental Data of the Initial Form 10-K.

2.	Exhibits.

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Exhibit No.	Description of Document
(31)	Rule 13a-14(a)/15d-14(a) Certifications
(a)
Certification of the Chief Executive Officer of Paramount Skydance Corporation pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b)
Certification of the Chief Financial Officer of Paramount Skydance Corporation pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

IV-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Paramount Skydance Corporation has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

PARAMOUNT SKYDANCE CORPORATION

	By:	/s/ David Ellison
David Ellison Chairman and Chief Executive Officer

Date: April 24, 2026