Form 10-Q
period 2026-03-31
Paramount Skydance Corp
filed 2026-05-04
CIK 2041610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
Number of shares of common stock outstanding at April 30, 2026:
Class A Common Stock, par value $.001 per share—31,500,087
Class B Common Stock, par value $.001 per share— 1,087,672,971

PARAMOUNT SKYDANCE CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,
	2026	2025
Revenues	$7,347	$7,192
Costs and expenses:
Operating	4,855	4,961
Selling, general and administrative	1,411	1,543
Depreciation and amortization	362	88
Restructuring and transaction-related items	103	85
Total costs and expenses	6,731	6,677
Gain on dispositions	—	35
Operating income	616	550
Interest expense	(238)	(217)
Interest income	38	38
Other items, net	(24)	(37)
Earnings before income taxes and equity in loss of investee companies	392	334
Provision for income taxes	(155)	(100)
Equity in loss of investee companies, net of tax	(62)	(73)
Net earnings (Parent and noncontrolling interests)	175	161
Net earnings attributable to noncontrolling interests	(7)	(9)
Net earnings attributable to Parent	$168	$152

Basic net earnings per common share attributable to Parent	$.15	$.23

Diluted net earnings per common share attributable to Parent	$.15	$.22

Weighted average number of common shares outstanding:
Basic	1,110	672
Diluted	1,118	678

See notes to consolidated financial statements.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in millions)

	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,
	2026	2025
Net earnings (Parent and noncontrolling interests)	$175	$161
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(50)	68
Cash flow hedges	(36)	6
Decrease to net actuarial loss and prior service costs	—	10
Other comprehensive income (loss), net of tax (Parent and noncontrolling interests)	(86)	84
Comprehensive income	89	245
Less: Comprehensive income attributable to noncontrolling interests	7	10
Comprehensive income attributable to Parent	$82	$235
See notes to consolidated financial statements.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)

	At	At
	March 31, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$1,941	$3,274
Receivables, net	6,850	6,615
Programming and other inventory	1,000	1,461
Prepaid expenses and other current assets	1,764	1,970
Total current assets	11,555	13,320
Property and equipment, net	2,205	2,195
Programming and other inventory	15,472	15,028
Goodwill	1,622	1,600
Intangible assets, net	5,954	6,238
Operating lease assets	1,084	1,126
Deferred income tax assets, net	1,241	1,282
Advance consideration for WBD acquisition	2,800	—
Other assets	2,555	2,553
Total Assets	$44,488	$43,342
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$707	$906
Accrued expenses	1,730	2,077
Participants’ share and royalties payable	2,613	2,646
Accrued programming and production costs	1,857	1,832
Deferred revenues	1,354	1,355
Debt	662	433
Other current liabilities	1,580	1,350
Total current liabilities	10,503	10,599
Long-term debt	14,821	13,225
Participants’ share and royalties payable	1,404	1,361
Pension and postretirement benefit obligations	1,178	1,185
Deferred income tax liabilities, net	90	85
Operating lease liabilities	1,112	1,150
Programming obligations	386	400
Other liabilities	2,245	2,450

Commitments and contingencies (Note 14)

Parent stockholders’ equity:
Class A Common Stock, par value $.001 per share; 55 shares authorized; 32 (2026 and 2025) shares issued	—	—
Class B Common Stock, par value $.001 per share; 5,500 shares authorized; 1,086 (2026) and 1,076 (2025) shares issued	1	1
Additional paid-in capital	13,316	13,386
Accumulated deficit	(1,585)	(1,753)
Accumulated other comprehensive income (loss)	(27)	59
Total Parent stockholders’ equity	11,705	11,693
Noncontrolling interests	1,044	1,194
Total Equity	12,749	12,887
Total Liabilities and Equity	$44,488	$43,342
See notes to consolidated financial statements.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,
	2026	2025
Operating Activities:
Net earnings (Parent and noncontrolling interests)	$175	$161
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization	362	88
Deferred tax provision	37	45
Stock-based compensation	80	44
Gain on dispositions	—	(35)
Equity in loss of investee companies, net of tax and distributions	64	73
Change in assets and liabilities	(533)	(196)
Net cash flow provided by operating activities	185	180
Investing Activities:
Investments	(92)	(73)
Capital expenditures	(89)	(57)
Advance consideration for WBD acquisition	(2,800)	—
Proceeds from dispositions	11	61
Other investing activities	(6)	—
Net cash flow used for investing activities	(2,976)	(69)
Financing Activities:
Borrowings under credit facility	2,150	—
Repayment of debt	(347)	—
Dividends paid on common stock	(61)	(36)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(74)	(26)
Payments to noncontrolling interests	(183)	(77)
Other financing activities	(1)	—
Net cash flow provided by (used for) financing activities	1,484	(139)
Effect of exchange rate changes on cash and cash equivalents	(26)	40
Net (decrease) increase in cash and cash equivalents	(1,333)	12
Cash and cash equivalents at beginning of year	3,274	2,661
Cash and cash equivalents at end of period	$1,941	$2,673
See notes to consolidated financial statements.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(Unaudited; in millions)

	Three Months Ended March 31, 2026
	Class A and B Common Stock Outstanding		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Paramount Stockholders’ Equity	Noncontrolling Interests	Total Equity
(Successor)	(Shares)
December 31, 2025	1,108	$1	$13,386	$(1,753)	$59	$11,693	$1,194	$12,887
Stock-based compensation activity and other	10	—	7	—	—	7	—	7
Common stock dividends	—	—	(60)	—	—	(60)	—	(60)
Noncontrolling interests	—	—	(17)	—	—	(17)	(157)	(174)
Net earnings	—	—	—	168	—	168	7	175
Other comprehensive loss	—	—	—	—	(86)	(86)	—	(86)
March 31, 2026	1,118	$1	$13,316	$(1,585)	$(27)	$11,705	$1,044	$12,749

	Three Months Ended March 31, 2025
	Class A and B Common Stock Outstanding		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Paramount Stockholders’ Equity	Noncontrolling Interests	Total Equity
(Predecessor)	(Shares)
December 31, 2024	671	$1	$33,394	$(22,958)	$7,487	$(1,604)	$16,320	$462	$16,782
Stock-based compensation activity	3	—	18	—	—	—	18	—	18
Common stock dividends	—	—	—	—	(35)	—	(35)	—	(35)
Noncontrolling interests	—	—	—	—	—	—	—	(82)	(82)
Net earnings	—	—	—	—	152	—	152	9	161
Other comprehensive income	—	—	—	—	—	83	83	1	84
March 31, 2025	674	$1	$33,412	$(22,958)	$7,604	$(1,521)	$16,538	$390	$16,928
See notes to consolidated financial statements.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in millions, except per share amounts)

1) DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business—Paramount Skydance Corporation is a global media and entertainment company with a portfolio that includes Paramount Pictures, Paramount Television, CBS, CBS News, CBS Sports, Nickelodeon, MTV, BET, Comedy Central, Showtime, Paramount+, Pluto TV, and Skydance Animation, Film, Television, Interactive/Games, and Paramount Sports Entertainment. Beginning in 2026, we transitioned our reporting structure into three new segments: Studios, Direct-to-Consumer, and TV Media (see Note 13). References to “Paramount,” the “Company,” “we,” “us” and “our” refer to Paramount Skydance Corporation and its consolidated subsidiaries, unless the context otherwise requires.

Warner Bros. Discovery Merger—On February 27, 2026, Paramount and Warner Bros. Discovery, Inc. (“WBD”) announced a definitive merger agreement (the “WBD Merger Agreement”) under which Paramount will acquire WBD (the “WBD Merger”). The WBD Merger is expected to close by the end of the third quarter of 2026, subject to customary closing conditions, including regulatory clearances.

Under the terms of the WBD Merger Agreement, Paramount will pay $31.00 per WBD share to acquire all outstanding shares of WBD, which at the time of the WBD Merger Agreement represented an equity value of $80.9 billion, and will assume WBD’s net debt. At December 31, 2025, WBD’s debt (excluding finance leases) was comprised of $17.8 billion of senior notes and $15.0 billion of borrowings from a bridge facility, which we expect to refinance with the debt commitments discussed below. Furthermore, a per share “ticking fee” of $0.00277778 will be paid upon closing by Paramount to WBD stockholders for every day the WBD Merger is not closed past September 30, 2026, up to a maximum of $0.25 per WBD share per 90 calendar day period. Also under the terms of the WBD Merger Agreement, in the first quarter of 2026 Paramount paid a termination fee of $2.8 billion to Netflix, Inc. (“Netflix”) on behalf of WBD in connection with the termination of a prior merger agreement between Netflix and WBD (see Note 15). This payment was initially funded with cash on hand and a $2.15 billion borrowing from our credit facility (see Note 7) and, in accordance with the Subscription Agreements described below, entered into by the Ellison Parties (as defined below), such amount will ultimately be funded by the $46.7 billion to be received from the Ellison Parties.

Concurrent with the execution of the WBD Merger Agreement (i) The Lawrence J. Ellison Revocable Trust, u/a/d 1/22/88, as amended (the “Trust”), and Lawrence J. Ellison (together with the Trust, the “Ellison Parties”) and (ii) RedBird Capital Partners Fund IV (Master), L.P. (“RedBird” and, together with the Trust, the “Equity Investors”) entered into subscription agreements (collectively, the “Subscription Agreements”) providing for a private placement investment in Class B common stock of Paramount Skydance Corporation (“Paramount Skydance Corporation Class B Common Stock”), for an aggregate amount of up to $46.7 billion (subject to increase if the Ticking Consideration, as defined in the WBD Merger Agreement or certain other additional amounts as defined in the WBD Merger Agreement are required) from the Trust and $250 million from RedBird pursuant to the terms of the Subscription Agreements.

In April 2026, we announced that the Equity Investors had determined, as permitted under the Subscription Agreements, to assign their subscription rights thereunder (the “Equity Syndication”) to a group of institutional investors (each, an "Equity Syndication Party"), comprising affiliates of the Ellison Parties and RedBird, The Public Investment Fund, L'Imad 1st SPV 2 Exempt RSC LTD (an investment vehicle of L'Imad Holding, an Abu Dhabi sovereign wealth fund), QIA TMT Holding LLC (an investment vehicle of the Qatar Investment Authority), and LionTree Investment Fund, L.P. The aggregate allocations cover the full amount committed by the Equity Investors. At closing, Paramount will issue to each Equity Syndication Party a number of newly issued nonvoting Paramount Skydance Corporation Class B shares (or securities convertible into shares) equal to its allocated amount divided by the Syndication Purchase Price, defined as the 20-trading-day daily volume-weighted average price of Paramount Skydance Corporation Class B Common Stock determined as of the third business day prior to

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
the closing of the WBD Merger, subject to a ceiling of $16.02 per share and a floor of $12.00 per share. This syndication does not relieve the Equity Investors of their contractual commitments made to the Company. Following the closing, the Ellison Family (as defined below) and RedBird will remain the sole holders of Paramount Class A Common Stock, representing 100% of the voting shares of Paramount. For the purpose of determining the controlling ownership of Paramount, the Ellison family is comprised of Lawrence J. Ellison and David Ellison (the “Ellison Family”). David Ellison is the son of Lawrence J. Ellison, and Lawrence J. Ellison and David Ellison are accordingly considered immediate family members.

We have also secured commitments for debt financing totaling $54 billion, which include a $49 billion 364-day senior secured bridge loan facility, which we plan to reduce or replace with permanent financing (which may include issuance of debt securities) on or prior to the closing of the WBD Merger and, in connection with a credit agreement entered into in April 2026 (the “Pro Rata Credit Agreement”), $2.50 billion three-year senior secured term A loans and $2.50 billion five-year senior secured term A loans. The term A loans will be made in a single borrowing on the closing date of the WBD Merger. We expect to use the committed financing to refinance the $15.0 billion WBD bridge facility. The Pro Rata Credit Agreement also provides for a $5.00 billion five-year senior secured revolving credit facility, which will be used for general corporate purposes, and will replace our existing revolving credit facility (see Note 7). The availability and initial funding of the facilities under the Pro Rata Credit Agreement and the bridge loan facility (if not replaced by permanent financing) are subject to the satisfaction or waiver of customary conditions set forth in the Pro Rata Credit Agreement and the bridge commitment papers, including the closing of the WBD Merger.
Also in April 2026, we announced that, in lieu of a previously planned rights offering at $16.02 per share, each holder of Paramount Skydance Corporation Class B Common Stock (excluding any Equity Investor or affiliate thereof) as of a record date to be determined will receive, without payment of any consideration, one 10-year warrant (each, a "Warrant") for each share held, exercisable at any initial exercise price per share equal to the Syndication Purchase Price and subject to customary anti-dilution and fundamental change make-whole adjustments. Beginning on the third anniversary of issuance, we may call the Warrants if the closing price of our Class B Common Stock equals or exceeds $30.00 for at least 20 trading days in any 30 consecutive trading day period. Paramount intends to apply to list the Warrants for trading on Nasdaq separately from the Class B Common Stock, subject to applicable approvals.

If antitrust or regulatory approval for the WBD Merger is not received, Paramount will owe WBD a $7.0 billion termination fee. In accordance with the Subscription Agreements, this termination fee and the previously paid $2.8 billion Netflix termination fee described above would be funded by the Ellison Parties in exchange for shares of Paramount Skydance Corporation Class B Common Stock at $16.02 per share.

WBD will owe Paramount a $3.0 billion termination fee under certain circumstances, including if WBD terminates the WBD Merger Agreement to enter into a definitive agreement for an alternative acquisition proposal.

The NAI Transaction—On August 7, 2025, pursuant to a purchase and sale agreement dated July 7, 2024, certain affiliates of investors in Skydance Media, LLC (“Skydance”), comprised of entities controlled by the Ellison Family and affiliates of RedBird Capital Partners (collectively the “NAI Equity Investors”), purchased all of the outstanding equity interests of Paramount Global’s controlling stockholder, National Amusements, Inc. (“NAI”) from the shareholders of NAI (the “NAI Transaction”).

The Skydance Transactions—Also on August 7, 2025, following the completion of the NAI Transaction and pursuant to the Transaction Agreement dated as of July 7, 2024, Paramount Global and Skydance became wholly-owned subsidiaries of Paramount Skydance Corporation (the transactions contemplated by the Transaction

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Agreement, the “Skydance Transactions”). Paramount Skydance Corporation, formerly known as New Pluto Global, Inc., was formed on June 3, 2024 to consummate the Transactions and was a wholly-owned direct subsidiary of Paramount Global until, through a series of mergers, it became the holding company of Paramount Global and Skydance as part of the Skydance Transactions.

Concurrent with the NAI Transaction, the NAI Equity Investors and certain other affiliates of investors in Skydance made an investment of $6.0 billion into Paramount Skydance Corporation (the “PIPE Transaction”) in exchange for 400 million newly issued shares of Paramount Skydance Corporation Class B Common Stock for a purchase price of $15.00 per share, and the NAI Equity Investors also received warrants to purchase 200 million shares of Paramount Skydance Corporation Class B Common Stock at an initial exercise price of $30.50 per share (subject to customary anti-dilution adjustments), which expire five years after issuance. $4.45 billion of the PIPE Transaction investment was used to fund the cash-stock election discussed below and $1.52 billion of cash was provided to the Company.

The Skydance Transactions also included: (1) a transaction pursuant to which each outstanding Skydance membership unit held by Skydance investors and each Skydance Phantom Unit was converted into the right to receive the applicable portion of 316.7 million shares of Paramount Skydance Corporation Class B Common Stock (313.8 million shares after reduction in connection with certain tax withholding requirements), and (2) a cash-stock election offered to holders of Paramount Global common stock pursuant to which (a) shares of Paramount Global Class A Common Stock held by stockholders other than NAI or its subsidiaries were converted, at the stockholders’ election, into the right to receive either $23.00 in cash (“Class A Cash Consideration”) or 1.5333 shares of Paramount Skydance Corporation Class B Common Stock (“Class A Stock Consideration”), and (b) shares of Paramount Global Class B Common Stock held by stockholders other than NAI or its subsidiaries, the NAI Equity Investors and certain other affiliates of investors in Skydance referred to above were converted, at the stockholders’ election, into the right to receive either $15.00 in cash (“Class B Cash Consideration”), subject to proration, or one share of Paramount Skydance Corporation Class B Common Stock (“Class B Stock Consideration”). The shares of Paramount Class A Common Stock held by NAI and its subsidiaries converted into shares of Class A common stock, par value $0.001 per share. Shares of Paramount Global Class A Common Stock for which elections to receive Class A Cash Consideration or Class A Stock Consideration were not made or were validly revoked were automatically converted into Class A Stock Consideration. Shares of Paramount Global Class B Common Stock for which elections to receive Class B Cash Consideration were not made or were validly revoked were converted automatically into one share of Paramount Skydance Corporation Class B Common Stock. See Note 10.

Shares of Paramount Skydance Corporation Class B Common Stock trade on the Nasdaq Stock Market LLC (“Nasdaq”) under the ticker symbol “PSKY.” All shares of Paramount Global Class A Common Stock and Class B Common Stock have been delisted from Nasdaq and have been cancelled and cease to exist.

Holders of shares of Class A common stock of Paramount Skydance Corporation (“Paramount Skydance Corporation Class A Common Stock”) are entitled to one vote per share with respect to all matters on which the holders of Paramount Skydance Corporation common stock are entitled to vote. Holders of Paramount Skydance Corporation Class B Common Stock do not have voting rights. Following the closing of the Skydance Transactions and the NAI Transaction, NAI, which was renamed Harbor Lights Entertainment, Inc., and its subsidiaries hold 100.0% of the Paramount Skydance Corporation Class A Common Stock. Accordingly, entities controlled by the Ellison Family indirectly hold approximately 77.5% of the Paramount Skydance Corporation Class A Common Stock through their collective approximate 77.5% ownership interest in Harbor Lights Entertainment, Inc., and as a result the Ellison Family is the controlling stockholder and the ultimate parent of Paramount (“Ultimate Parent”).

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Pushdown of Ultimate Parent’s Basis—At the time Paramount Global and Skydance became subsidiaries of Paramount Skydance Corporation, the Ellison Family controlled both Paramount Global and Skydance, and as a result, this transaction has been accounted for as a transaction between entities under common control. As a transaction between entities under common control, the net assets were combined at the Ultimate Parent’s basis, which for Paramount Global was deemed to be the estimated fair value as of August 7, 2025, the date of the closing of the NAI Transaction, which was the point at which the Ellison Family obtained control of Paramount Global (see Note 2). As a result, the net assets of Paramount Global were recorded at their fair values as of this date. Since the net assets of Skydance were already at the Ultimate Parent’s basis, no adjustment to the fair value of net assets was necessary, and Skydance was combined with Paramount Global’s net assets at the Ultimate Parent’s basis as of this date.

Due to the pushdown of the Ultimate Parent’s basis, which resulted in a new basis of accounting, the results of operations, financial position and cash flows are not comparable between the Successor and Predecessor periods. Accordingly, our consolidated financial statements and footnote disclosures are presented in distinct periods. The periods prior to the closing of the Skydance Transactions and the NAI Transaction include only Paramount Global and are identified as “Predecessor,” and the periods beginning on August 7, 2025 reflect Paramount Skydance Corporation and are identified as “Successor.” In addition, we are required to present segment information for the Predecessor period based on our previous segments, Filmed Entertainment, Direct-to-Consumer, and TV Media (see Note 13).

Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared on a basis consistent with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission. These financial statements should be read in conjunction with the more detailed financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2025.

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

Net Earnings per Common Share—Basic net earnings per share (“EPS”) is based upon net earnings available to common stockholders divided by the weighted average number of common shares outstanding during the period. Weighted average shares for diluted EPS reflect the effect of the assumed exercise of stock options and warrants, and vesting of restricted share units (“RSUs”) or performance share units only in the periods in which such effect would have been dilutive.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
The table below presents stock options, RSUs, and warrants excluded from the calculations of diluted EPS because their inclusion would have been antidilutive.

	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,
(in millions)	2026	2025
Stock options and RSUs	64	5
Warrants	200	—
The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS.

	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,
(in millions)	2026	2025
Weighted average shares for basic EPS	1,110	672
Dilutive effect of shares issuable under stock-based compensation plans	8	6
Weighted average shares for diluted EPS	1,118	678
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

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
2) PUSHDOWN OF ULTIMATE PARENT'S BASIS
The NAI Transaction resulted in a change in control of our Predecessor, Paramount Global, that established a new accounting basis, which reflects the estimated fair value of Paramount Global as indicated by the NAI Transaction and the Skydance Transactions. The table below presents the calculation of the Ultimate Parent's basis in Paramount Global as of the date these transactions closed.

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
(b) Reflects cash paid to holders of Paramount Global Class A Common Stock and Paramount Global Class B Common Stock who elected to receive the Class A Cash Consideration and Class B Cash Consideration of $23.00 per share and $15.00 per share, respectively, in the Skydance Transactions. Such payout was funded by the $6.0 billion PIPE Transaction.
(c) Reflects the fair value of outstanding Paramount Global RSU Awards and Paramount Global PSU Awards attributable to employees’ service prior to the Skydance Transactions and the NAI Transaction. The fair value is based on the closing stock price of Paramount Global Class B Common Stock on August 6, 2025 of $11.04 per share. The remaining fair value of outstanding Paramount Global RSU Awards and Paramount Global PSU Awards, which were assumed by Paramount Skydance Corporation and converted into awards of restricted stock units covering an equivalent number of shares of Paramount Skydance Corporation Class B Common Stock are being expensed over their remaining vesting periods.
(d) Reflects 318.8 million shares of Paramount Skydance Corporation Class B Common Stock owned by holders of Paramount Global Class A and Paramount Global Class B Common Stock following the Skydance Transactions, other than those held directly or indirectly by NAI or its affiliates, not converted into cash, valued at the closing stock price of Paramount Global Class B Common Stock on August 6, 2025 of $11.04 per share. Certain holders of Paramount Global Class A Common Stock received the Class A Stock Consideration, which resulted in the conversion of 2.0 million shares of Paramount Global Class A Common Stock into approximately 3.1 million shares of Paramount Skydance Corporation Class B Common Stock, based on the exchange ratio of one share of Paramount Global Class A Common Stock to 1.5333 shares of Paramount Skydance Corporation Class B Common Stock.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
The table below details the preliminary estimated fair values of Paramount Global’s assets, liabilities and noncontrolling interests at the Ultimate Parent's basis as of August 7, 2025, including measurement period adjustments recorded subsequent to the third quarter of 2025. The impact on our statement of operations in the first quarter of 2026 from the amounts that would have been recognized in the third quarter of 2025 had these measurement period adjustments been recognized as of the acquisition date were not material. The fair values were determined based on valuation techniques that use unobservable inputs (Level 3 in the fair value hierarchy). Significant judgments in these valuations include long-term projections, discount rates, royalty rates, and decay rates. We continue to evaluate these estimated fair values, in particular those related to programming, intangible assets, and contingencies, which may differ based upon the finalization of appraisals and other valuation analyses, which are expected no later than one year from the August 7, 2025 closing date of the Skydance Transactions and the NAI Transaction.

	Allocation of Ultimate Parent’s Basis
	Preliminary	Measurement Period Adjustments	Preliminary, Revised
Assets:
Cash and cash equivalents	$3,977	$—	$3,977
Receivables, net	5,980	(20)	5,960
Programming and other inventory, current	1,970	(66)	1,904
Prepaid expenses and other current assets	1,641	—	1,641
Property and equipment, net (a)	2,118	(2)	2,116
Programming and other inventory, noncurrent (b)	13,599	(347)	13,252
Goodwill (c)	947	452	1,399
Intangible assets, net (d)	6,748	8	6,756
Operating lease assets	875	39	914
Deferred income tax assets, net	1,200	26	1,226
Other noncurrent assets	2,470	14	2,484
Total assets	$41,525	$104	$41,629

Liabilities:
Long-term debt (e)	$13,619	$—	$13,619
Pension and postretirement benefit obligations (f)	1,390	—	1,390
Deferred income tax liabilities, net	306	(65)	241
Operating lease liabilities	1,219	(3)	1,216
Programming obligations (g)	2,017	(54)	1,963
Other liabilities (h)	10,137	192	10,329
Total liabilities	$28,688	$70	$28,758

Noncontrolling interests (i)	1,249	(73)	1,176

Paramount Global basis at August 7, 2025	$11,588	$107	$11,695
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
(b) The fair value was determined based on the income approach, including the multi-period excess earnings method, which estimates the cash flows generated by the asset over its economic life using a discounted cash flow analysis. For certain content, fair value was determined to be equivalent to net book value. The fair value reflects a net decrease to the book value of

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
programming assets of $544 million principally from reductions for programming at our TV Media and Direct-to-Consumer segments offset by an increase to the fair value of our film and television libraries.
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

Intangible assets	Values	Valuation Method	Estimated weighted average straight-line amortization period
FCC and other broadcasting licenses	$2,555	Greenfield discounted cash flow method	30 years
Trade names	$1,521	Relief from Royalty	17.3 years
Affiliate relationships	$1,005	Multi-period excess earnings	2.6 years
Subscriber relationships	$1,080	Replacement cost	2 years
Franchises	$337	Discounted cash flow	10 years
Developed technology	$258	Replacement cost	3 years
(e) The fair value was determined based on quoted prices in active markets.
(f) The fair value was determined based on a remeasurement of the obligation using actuarial assumptions. Key valuation inputs included discount rates and mortality assumptions.
(g) “Programming Obligations” include $514 million recorded to establish liabilities for unfavorable contractual arrangements.
(h) The estimated fair value of Paramount Global’s contingent liabilities as of August 7, 2025 was $1.4 billion, which relates principally to the defense and settlement of lawsuits claiming various personal injuries related to exposure to asbestos as well as claims from federal and state environmental regulatory agencies and other entities asserting liability for environmental cleanup costs and related damages (see Note 14).
(i) The fair value was determined based on a discounted cash flow analysis.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
3) PROGRAMMING AND OTHER INVENTORY
The following table presents our programming and other inventory at March 31, 2026 and December 31, 2025, grouped by type and predominant monetization strategy.

	At	At
	March 31, 2026	December 31, 2025
Film Group Monetization:
Licensed program rights, including prepaid sports rights	$2,448	$2,877
Produced television and film programming:
Released	9,145	9,107
In process and other	2,281	1,935

Individual Monetization:
Produced television and film programming:
Released	918	1,005
Completed, not yet released	11	27
In process and other	1,647	1,526
Home entertainment	4	5
Game development	18	7
Total programming and other inventory	16,472	16,489
Less current portion	1,000	1,461
Total noncurrent programming and other inventory	$15,472	$15,028
The following table presents amortization of our television and film programming and production costs, which is included within “Operating expenses” on the Consolidated Statements of Operations.

	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,
	2026	2025
Licensed program rights	$1,681	$1,511

Produced television and film programming, and acquired libraries:
Individual monetization	$400	$369
Film group monetization	$1,037	$1,299
4) RESTRUCTURING AND TRANSACTION-RELATED ITEMS
During the three months ended March 31, 2026 and 2025, we recorded the following within “Restructuring and transaction-related items” on the Consolidated Statements of Operations.

	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,
	2026	2025
Restructuring charges	$—	$65
Transaction-related items	103	20
Restructuring and transaction-related items	$103	$85

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Restructuring Charges
During the three months ended March 31, 2025, we recorded exit costs of $65 million, primarily for the impairment of lease assets that we ceased use of in connection with initiatives to reduce our real estate footprint and create cost synergies. The impairments were primarily the result of a decline in market conditions since the inception of these leases and reflect the difference between the estimated fair values, which were determined based on the expected future cash flows of the lease assets, and the carrying values.

The following is a rollforward of our restructuring severance liability, which is recorded in “Other current liabilities” and “Other liabilities” on the Consolidated Balance Sheets, and is expected to be substantially paid by the end of 2027.

	Successor
		2026 Activity
	Balance at December 31, 2025	Payments and other	Balance at March 31, 2026
Studios	$133	$(25)	$108
Direct-to-Consumer	53	(14)	39
TV Media	384	(113)	271
Corporate	135	(6)	129
Total	$705	$(158)	$547
Transaction-Related Items
During the three months ended March 31, 2026, we recorded $103 million of transaction-related costs, principally for legal, advisory, and other professional fees associated with the planned WBD Merger. During the three months ended March 31, 2025, we recorded legal, advisory, and other professional fees relating to the Skydance Transactions of $20 million.
5) RELATED PARTIES
The Ellison Family (Successor)
At March 31, 2026, the Ellison Family, the controlling stockholder of Paramount, indirectly held approximately 77.5% of our voting Class A Common Stock through their collective approximate 77.5% ownership interest in Harbor Lights Entertainment, Inc. (f/k/a National Amusements, Inc.) and 47.3% of our Class A and non-voting Class B Common Stock on a combined basis. In addition, in connection with the PIPE Transaction, the NAI Equity Investors (including entities controlled by the Ellison Family) received warrants to purchase a total of 200 million shares of Paramount Skydance Corporation Class B Common Stock (of which entities controlled by the Ellison Family received warrants to purchase a total of 155 million shares) at an initial exercise price of $30.50 per share (subject to customary anti-dilution adjustments), which expire five years after issuance. The Ellison Family is comprised of Lawrence J. Ellison and David Ellison. David Ellison is the son of Lawrence J. Ellison, and Lawrence J. Ellison and David Ellison are accordingly considered immediate family members. David Ellison is the CEO of Paramount and the Chairman of our Board of Directors.

Lawrence J. Ellison is the Chairman and a significant stockholder of Oracle Corporation (“Oracle”). We have several multi-year software as a service agreements with Oracle, principally for finance and human resources, as well as software support agreements and database licenses used by various applications. During the three months ended March 31, 2026, we made payments to Oracle totaling $2 million. At March 31, 2026, the amount payable to Oracle was $2 million. In February 2026, we executed a six-year cloud infrastructure services agreement with

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Oracle with a total commitment of $300 million, under which payments escalate over the term, in connection with our anticipated enterprise, data, and streaming workloads.

In addition, we have a lease agreement with a term that expires in 2034 under which the lessor is an entity owned and controlled by Lawrence J. Ellison. At March 31, 2026 and December 31, 2025, the total liability associated with these leases was $169 million and $174 million, respectively. During the three months ended March 31, 2026, we recorded lease costs associated with these leases totaling $4 million.

The Ellison Family has investments in other entities over which they have control or can exert significant influence, which as a result, are related parties to us. We did not have any material transactions with these entities.

RedBird (Successor)
In December 2025, RedBird BD LLC, an affiliate of RB Maverick LLC and RB Tentpole, was engaged as a financial advisor to the Company in connection with the evaluation of the WBD Merger. Pursuant to the agreement, RedBird BD LLC is entitled to receive an aggregate transaction fee of $80 million upon closing, comprised of $60 million for mergers and acquisitions advisory services and $20 million for capital raising advisory services. If a termination fee is paid to us in connection with the WBD Merger, RedBird BD LLC is entitled to receive 20% of such fee, subject to the terms and conditions of the agreement.

Warner Bros. Discovery Merger
As further described in Note 1, in connection with the WBD Merger, the Ellison Parties and Redbird entered into the Subscription Agreements and the Equity Syndication. In addition, we are required to reimburse the Ellison Trust and RedBird for reasonable and documented out-of-pocket expenses, each subject to a cap of $5 million.

Other Related Parties
In the ordinary course of business, we are involved in transactions with our equity method investees, primarily for the licensing of television and film programming. The following tables present the amounts recorded in our consolidated financial statements related to these transactions.

	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,
	2026	2025
Revenues	$93	$69

Operating costs (a)	$32	$24
(a) Each period includes costs expensed as operating expenses and costs capitalized in programming assets.

	At	At
	March 31, 2026	December 31, 2025
Receivables, net	$207	$213

Other assets (Receivables, noncurrent)	$98	$87

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

	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,
	2026	2025
Revenues by Type:
Advertising	$2,442	$2,513
Affiliate and subscription	3,501	3,397
Theatrical	152	148
Licensing and other	1,252	1,134
Total Revenues	$7,347	$7,192
Receivables
Reserves for accounts receivable reflect our expected credit losses based on historical experience as well as current and expected economic conditions and industry trends. At March 31, 2026 and December 31, 2025, our allowance for credit losses was $9 million and $10 million, respectively.

Included in “Other assets” on the Consolidated Balance Sheets are noncurrent receivables of $778 million and $835 million at March 31, 2026 and December 31, 2025, respectively. Noncurrent receivables primarily relate to revenues recognized under long-term content licensing arrangements. Revenues from the licensing of content are recognized at the beginning of the license period in which programs are made available to the licensee for exhibition, while the related cash is generally collected over the term of the license period.

Contract Liabilities
Contract liabilities are included within “Deferred revenues” and “Other liabilities” on the Consolidated Balance Sheets and were $1.5 billion at both March 31, 2026 and December 31, 2025. We recognized revenues of $0.7 billion and $0.4 billion for the three months ended March 31, 2026 (Successor) and 2025 (Predecessor), respectively, that were included in the opening balance of deferred revenues for the respective year.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Unrecognized Revenues Under Contract
At March 31, 2026, unrecognized revenues attributable to unsatisfied performance obligations under our long-term contracts were approximately $6 billion, of which $3 billion is expected to be recognized during the remainder of 2026, $2 billion in 2027, and $1 billion in 2028. These amounts only include contracts subject to a guaranteed fixed amount or the guaranteed minimum under variable contracts, primarily consisting of television and film licensing contracts and affiliate agreements that are subject to a fixed or guaranteed minimum fee. Such amounts change on a regular basis as we renew existing agreements or enter into new agreements. In addition, the timing of satisfying certain performance obligations under these long-term contracts is uncertain and, therefore, is also subject to change. Unrecognized revenues under contracts disclosed above do not include (i) contracts with an original expected term of one year or less, mainly consisting of advertising contracts, (ii) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage, mainly consisting of affiliate agreements and (iii) long-term licensing agreements for multiple programs for which variable consideration is determined based on the value of the programs delivered to the customer and our right to invoice corresponds with the value delivered.

Performance Obligations Satisfied in Previous Periods
Under certain revenue arrangements, the amount and timing of our revenue recognition is determined based on our licensees’ subsequent sale to its end customers. As a result, under such arrangements we often satisfy our performance obligation of delivery of our content in advance of revenue recognition. We recognized revenue of $0.1 billion and $0.2 billion for the three months ended March 31, 2026 (Successor) and 2025 (Predecessor), respectively, principally relating to content licensing arrangements for which the performance obligation was satisfied prior to the periods indicated, including agreements with distributors of transactional video-on-demand and electronic sell-through services, other licensing arrangements, and theatrical distribution of our films.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
7) DEBT
Our debt consists of the following:

	At	At
	March 31, 2026	December 31, 2025
4.0% Senior Notes due 2026	$—	$347
3.70% Senior Notes due 2026	85	85
2.90% Senior Notes due 2027	576	573
3.375% Senior Notes due 2028	489	487
3.70% Senior Notes due 2028	490	489
4.20% Senior Notes due 2029	490	489
7.875% Senior Debentures due 2030	910	915
4.95% Senior Notes due 2031	1,223	1,221
4.20% Senior Notes due 2032	924	921
5.50% Senior Debentures due 2033	418	417
4.85% Senior Debentures due 2034	76	76
6.875% Senior Debentures due 2036	1,118	1,119
6.75% Senior Debentures due 2037	75	75
5.90% Senior Notes due 2040	272	272
4.50% Senior Debentures due 2042	34	34
4.85% Senior Notes due 2042	402	400
4.375% Senior Debentures due 2043	1,084	1,079
4.875% Senior Debentures due 2043	14	14
5.85% Senior Debentures due 2043	1,105	1,103
5.25% Senior Debentures due 2044	276	275
4.90% Senior Notes due 2044	433	432
4.60% Senior Notes due 2045	454	452
4.95% Senior Notes due 2050	766	763
6.25% Junior Subordinated Debentures due 2057	628	628
6.375% Junior Subordinated Debentures due 2062	989	989
Borrowings under credit facility	2,150	—
Obligations under finance leases	2	3
Total debt (a)	15,483	13,658
Less current portion	662	433
Total long-term debt, net of current portion	$14,821	$13,225
(a) At March 31, 2026 and December 31, 2025, our total senior and junior debt was net of unamortized fair value adjustments of $1.30 billion and $1.32 billion, respectively, recorded in connection with the pushdown of the Ultimate Parent’s basis (see Note 2). The face value of our total debt at March 31, 2026 and December 31, 2025 was $16.78 billion and $14.98 billion, respectively.
Senior Debt
In January 2026, we repaid our $347 million of 4.0% senior notes at maturity.
Commercial Paper
At both March 31, 2026 and December 31, 2025, we had no outstanding commercial paper borrowings.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Credit Facility
In April 2026, we entered into an amendment to our revolving credit facility (the “Credit Facility”), increasing the commitments from $3.50 billion to $5.00 billion, which will be reduced to $4.94 billion in January 2027 through maturity in January 2028. The Credit Facility is used for general corporate purposes and to support commercial paper borrowings, if any. We may, at our option, also borrow in certain foreign currencies up to specified limits under the Credit Facility. Borrowing rates under the Credit Facility are determined at the time of each borrowing and are generally based on either the prime rate in the U.S. or an applicable benchmark rate plus a margin (based on our senior unsecured debt rating), depending on the type and tenor of the loans entered into. The benchmark rate for loans denominated in U.S. dollars is Term SOFR, and for loans denominated in euros, sterling and yen is based on EURIBOR, SONIA and TIBOR, respectively. In the first quarter of 2026, in connection with the $2.8 billion termination fee paid to Netflix (see Note 15), we borrowed $2.15 billion under the Credit Facility, which remained outstanding at March 31, 2026, at an interest rate of 5.39% based on SOFR on the borrowing date plus 1.625%. The remaining availability under the Credit Facility at March 31, 2026 was $1.35 billion, and at May 1, 2026 was $2.85 billion. Credit facility borrowings outstanding at the closing of the WBD Merger are expected to be repaid with the funding from the private placement described in Note 1.

The Credit Facility has one principal financial covenant which sets a maximum Consolidated Total Leverage Ratio (“Leverage Ratio”) at the end of each quarter. The maximum Leverage Ratio was 4.50x for the quarter ended March 31, 2026 and will remain at this level until maturity. The Leverage Ratio reflects the ratio of our Consolidated Indebtedness, net of a maximum of $3.0 billion of unrestricted cash and cash equivalents at the end of a quarter, to our Consolidated EBITDA (each as defined in the credit agreement) for the trailing twelve-month period. We met the covenant as of March 31, 2026.

Other Bank Borrowings
At both March 31, 2026 and December 31, 2025, there were no outstanding bank borrowings under Miramax’s $50 million credit facility that matures in November 2027.
8) FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
The carrying value of our financial instruments approximates fair value, except for notes and debentures. At March 31, 2026 and December 31, 2025, the carrying value of our outstanding notes and debentures was $13.33 billion and $13.65 billion, respectively, and the fair value, which is determined based on quoted prices in active markets (Level 1 in the fair value hierarchy), was $11.4 billion and $13.2 billion, respectively.
Investments
Our investments without a readily determinable fair value for which we have no significant influence had a carrying value of $55 million and $58 million at March 31, 2026 and December 31, 2025, respectively. These investments are included in “Other assets” on the Consolidated Balance Sheets.

Foreign Exchange Contracts
Foreign currency forward contracts have principally been used to manage our exposure to currencies such as the British pound, the euro, the Canadian dollar and the Australian dollar. We designate forward contracts used to hedge committed and forecasted foreign currency transactions, including for the production and licensing of content, as cash flow hedges. We also enter into non-designated forward contracts to hedge non-U.S. dollar denominated assets, liabilities, and cash flows. The maximum period we are hedging our exposure to variability in future cash flows is 4.9 years.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
At March 31, 2026 and December 31, 2025, the notional amount of all foreign exchange contracts was $6.76 billion and $3.14 billion, respectively. At March 31, 2026, $6.32 billion related to future production and licensing of content and $435 million related to our foreign currency assets and liabilities. At December 31, 2025, $2.74 billion related to future production costs and $407 million related to our foreign currency assets and liabilities.

The table below presents gains (losses) recognized on derivative financial instruments.

	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,
	2026	2025	Financial Statement Account
Non-designated foreign exchange contracts	$5	$(9)	Other items, net
Designated cash flow hedges	$(48)	$8	Other comprehensive income (loss)
In April 2026, we entered into interest rate agreements with an aggregate notional amount of $8.0 billion in connection with anticipated debt issuances associated with the WBD Merger and future debt refinancing. These instruments are intended to hedge exposure to changes in benchmark U.S. Treasury rates from the execution date of the agreements through the issuance of the related debt.

Fair Value Measurements
The table below presents our assets and liabilities measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by the FASB, which prioritizes the inputs used in measuring fair value. Level 1 is based on publicly quoted prices for the asset or liability in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset or liability in inactive markets or quoted prices for similar assets or liabilities. Level 3 is based on unobservable inputs reflecting our own assumptions about the assumptions that market participants would use in pricing the asset or liability. All of our assets and liabilities that are measured at fair value on a recurring basis use Level 2 inputs. The fair value of foreign currency hedges is determined based on the present value of future cash flows using observable inputs including foreign currency exchange rates. The fair value of deferred compensation liabilities is determined based on the fair value of the investments elected by employees.

	At	At
	March 31, 2026	December 31, 2025
Assets:
Foreign currency hedges	$36	$38
Total Assets	$36	$38
Liabilities:
Deferred compensation	$270	$312
Foreign currency hedges	72	28
Total Liabilities	$342	$340
Level 3 inputs were used in determining Paramount Global’s net assets at the Ultimate Parent’s basis (see Note 2).

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

The following tables present the amounts recorded in our consolidated financial statements related to our consolidated VIEs. During the first quarter of 2026, we acquired our minority partner’s interest in one of our consolidated VIEs, which increased our ownership interest to 100%. Accordingly, for periods subsequent to the acquisition, this entity is not included in the amounts disclosed.

	At	At
	March 31, 2026	December 31, 2025
Total assets	$853	$1,193

Total liabilities	$140	$311

	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,
	2026	2025
Revenues	$94	$125

Operating income (loss)	$24	$(47)
10) STOCKHOLDERS’ EQUITY
Impact from the Skydance Transactions—Common Stock
On August 6, 2025, each share of Paramount Global common stock that was owned by Paramount Global as treasury stock was cancelled and ceased to exist, and each issued and outstanding share of Paramount Global Class A Common Stock and Paramount Global Class B Common Stock was converted automatically into the right to receive one share of Paramount Skydance Corporation Class A Common Stock and Paramount Skydance Corporation Class B Common Stock, respectively. Additionally, at the closing of the Skydance Transactions, all outstanding Paramount Global RSU awards and PSU awards were converted to Paramount RSU awards.

The Skydance Transactions included a cash-stock election offered to holders of Paramount Global pursuant to which (a) shares of Paramount Global Class A Common Stock held by stockholders other than NAI or its subsidiaries were converted, at the stockholders’ election, into the right to receive either the Class A Cash Consideration or the Class A Stock Consideration and (b) shares of Paramount Global Class B Common Stock held by stockholders other than NAI or its subsidiaries, the NAI Equity Investors and certain other affiliates of investors in Skydance were converted, at the stockholders’ election, into the right to receive the Class B Cash Consideration (subject to proration) or the Class B Stock Consideration. The elections resulted in cash settlement of 7.2 million shares of Paramount Global Class A Common Stock at a price of $23.00 per share and cash settlement of 285.9 million shares of Paramount Global Class B Common Stock at a price of $15.00 per share for which holders of the shares elected to receive the Class A Cash Consideration and Class B Cash Consideration, respectively. In

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
addition, holders of 2.0 million shares of Paramount Global Class A Common Stock elected to receive the Class A Stock Consideration or made no election, and as such received shares of Paramount Skydance Corporation Class B Common Stock at a conversion rate of 1.5333, resulting in the issuance of 3.1 million shares of Paramount Skydance Corporation Class B Common Stock. Elections made for the Class B Cash Consideration were subject to a proration mechanism. Shares of Paramount Global Class B Common Stock for which elections to receive Class B Cash Consideration were not made or were validly revoked remained issued and outstanding as one share of Paramount Skydance Corporation Class B Common Stock. Shares of Paramount Global Class A Common Stock and Paramount Global Class B Common Stock were cancelled and ceased to exist upon completion of the Skydance Transactions.

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

The table below details the activity described above and calculates shares of Paramount Skydance Corporation Class A Common Stock and Class B Common Stock issued and outstanding after completion of the Skydance Transactions on August 7, 2025.

(in millions)	Class A	Class B
Each share of Paramount Global Class A Common Stock converted to one share of Paramount Skydance Corporation Class A Common Stock	40.7
Each share of Paramount Global Class B Common Stock converted to one share of Paramount Skydance Corporation Class B Common Stock		633.6
Issuance of Paramount Skydance Corporation Class B Common Stock to the NAI Equity Investors and certain other affiliates of investors in Skydance in exchange for proceeds from the PIPE Transaction		400.0
Cancellation of cash-settled Class A Common Stock	(7.2)
Cancellation of cash-settled Class B Common Stock		(285.9)
Conversion of one share of stock-settled Class A Common Stock to 1.5333 shares of Class B Common Stock	(2.0)	3.1
Issuance of Paramount Skydance Corporation Class B Common Stock to holders of Skydance Membership Units and Skydance Phantom Unit awards		313.8
Total share issuance, net of cancellations	(9.2)	431.0
Total shares of Paramount Skydance Corporation Class A and Class B Common Stock issued and outstanding after the Skydance Transactions on August 7, 2025	31.5	1,064.6
Paramount Skydance Corporation is authorized to issue up to 55 million shares of Paramount Skydance Corporation Class A Common Stock, par value of $.001 per share; 100 million shares of preferred stock, par value

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
of $.001 per share; and, effective April 2026, 7.0 billion shares of Paramount Skydance Corporation Class B Common Stock, par value of $.001 per share, which increased from 5.50 billion shares. The Certificate of Amendment to the amended and restated certificate of incorporation that increased this authorization also permits the Paramount Skydance Corporation Board of Directors to declare and pay a dividend to holders of Paramount Skydance Corporation Class B Common Stock without being required to declare and pay a corresponding dividend to the holders of Paramount Skydance Corporation Class A Common Stock, subject to the prior written consent or approval of the holders of all of the outstanding shares of Paramount Skydance Corporation Class A Common Stock.

Common Stock Dividends
The following table presents dividends declared per share and total dividends for Paramount Skydance Corporation Class B Common Stock for the Successor period and Paramount Global’s Class A and Class B Common Stock for the Predecessor period.

	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,
	2026	2025
Class A and Class B Common Stock
Dividends declared per common share	$.05	$.05

Total common stock dividends	$60	$35
Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in the components of accumulated other comprehensive income (loss).

(Successor)	Cumulative Translation Adjustments	Net Actuarial Gain and Prior Service Cost	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
At December 31, 2025	$40	$19	$—	$59
Other comprehensive loss before reclassifications	(50)	—	(36)	(86)
At March 31, 2026	$(10)	$19	$(36)	$(27)

(Predecessor)	Cumulative Translation Adjustments	Net Actuarial Loss and Prior Service Cost		Cash Flow Hedges	Accumulated Other Comprehensive Loss
At December 31, 2024	$(670)	$(947)		$13	$(1,604)
Other comprehensive income before reclassifications	67	—		6	73
Reclassifications to net earnings	—	10	(a)	—	10
Other comprehensive income	67	10		6	83
At March 31, 2025	$(603)	$(937)		$19	$(1,521)
(a) Reflects amortization of net actuarial losses (see Note 12).

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
The cash flow hedges included in other comprehensive income (loss) are net of a tax benefit of $12 million and tax expense of $2 million for the three months ended March 31, 2026 (Successor) and March 31, 2025 (Predecessor), respectively. The net actuarial loss and prior service cost related to pension and other postretirement benefit plans included in other comprehensive income (loss) is net of a tax benefit of $3 million for the three months ended March 31, 2025 (Predecessor).
11) INCOME TAXES
The income tax provision represents federal, state and local, and foreign taxes on earnings before income taxes and equity in loss of investee companies. For the three months ended March 31, 2026 (Successor), we recorded a provision for income taxes of $155 million, reflecting an effective income tax rate of 39.5%. Included in the provision for income taxes are the following items identified as affecting the comparability of our results, which in aggregate increased our effective income tax rate by 6.2 percentage points.

	Impact from Items Affecting Comparability
	Successor
	Three Months Ended March 31, 2026
	Earnings Before Income Taxes	Benefit from Income Taxes
Transaction-related items (Note 4)	$(103)	$6
Net discrete tax benefit	n/a	$4
n/a - not applicable
For the three months ended March 31, 2025 (Predecessor), we recorded a provision for income taxes of $100 million, reflecting an effective income tax rate of 29.9%. Included in the provision for income taxes are the following items identified as affecting the comparability of our results, which in aggregate increased our effective income tax rate by 2.0 percentage points.

	Impact from Items Affecting Comparability
	Predecessor
	Three Months Ended March 31, 2025
	Earnings (Loss) Before Income Taxes	Benefit from (Provision for) Income Taxes
Restructuring charges (Note 4)	$(65)	$16
Transaction-related items (Note 4)	$(20)	$—
Gain from dispositions	$35	$(2)
Net discrete tax provision	n/a	$(7)
n/a - not applicable

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
12) PENSION AND OTHER POSTRETIREMENT BENEFITS
The following table presents the components of net periodic cost for our pension and postretirement benefit plans, which are included within “Other items, net” on the Consolidated Statements of Operations.

	Pension Benefits		Postretirement Benefits
	Successor	Predecessor	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,	Three Months Ended March 31,	Three Months Ended March 31,
	2026	2025	2026	2025
Components of net periodic cost (a):
Interest cost	$50	$50	$2	$2
Expected return on plan assets	(35)	(32)	—	—
Amortization of actuarial loss (gain) (b)	—	18	—	(4)
Net periodic cost	$15	$36	$2	$(2)
(a) Amounts reflect our domestic plans only.
(b) Reflects amounts reclassified from accumulated other comprehensive loss to net earnings (loss).
13) SEGMENT INFORMATION
The tables below set forth our financial information by reportable segment that is regularly reviewed by the Company’s chief operating decision maker (“CODM”), who is the Company’s Chief Strategy Officer and Chief Operating Officer, Andrew Gordon. Beginning in 2026, we transitioned our reporting structure into three new segments: Studios, Direct-to-Consumer, and TV Media. Under the new segment structure, our Studios segment reflects the combination of the historical Filmed Entertainment segment with the historical TV Media studio operations, consolidating our content creation activities. Additionally, our premium cable channel, Paramount+ with Showtime, which was previously under the TV Media segment, is now managed under the Direct-to-Consumer segment. Concurrent with the change to our segments, we updated our segment expense allocations to better reflect how we operate and make cost decisions across the business. Certain centralized costs that were previously allocated at the segment level are now reported within corporate expenses.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
As a result of the new accounting basis established in connection with the Skydance Transactions and NAI Transaction, which makes our results of operations not comparable between the Successor and Predecessor periods (see Note 1), we are required to present segment information for the first quarter of 2025 based on our previous segments, Filmed Entertainment, Direct-to-Consumer, and TV Media.

•Studios—Our Studios segment consists of our television and film studio operations, including CBS Studios, Paramount Television Studios, Nickelodeon Animation, Paramount Pictures, Paramount Animation, and Miramax, as well as Skydance Animation, Film, Television, and Interactive/Games, and Paramount Sports Entertainment. For the Predecessor period, our Filmed Entertainment segment was most comparable to our new Studios segment and excluded studio operations related to our TV Media businesses, including CBS Studios and Paramount Television Studios.

•Direct-to-Consumer—Our Direct-to-Consumer segment consists of our portfolio of domestic and international pay and free streaming services, including Paramount+, Pluto TV, and BET+, as well as our domestic premium cable network, Paramount+ with Showtime. For the Predecessor period, the Direct-to Consumer segment excluded Paramount+ with Showtime.

•TV Media—Our TV Media segment consists of our (1) broadcast operations—the CBS Television Network, our domestic broadcast television network; CBS Stations, our owned television stations; and our international free-to-air networks, including Network 10 and Channel 5; (2) domestic basic cable networks, including MTV, Comedy Central, Paramount Network, The Smithsonian Channel, Nickelodeon, BET Media Group, CBS Sports Network, and international extensions of certain of these brands; and (3) CBS Media Ventures, which produces and distributes first-run syndicated programming. TV Media also includes a number of digital properties such as CBS News 24/7 for 24-hour news and CBS Sports HQ for sports news and analysis. For the Predecessor period, the TV Media segment also included domestic and international television studio operations and the premium cable network, Paramount+ with Showtime.

In the first quarter of 2026, we also renamed our primary measure of profit and loss for our operating segments from Adjusted OIBDA to Adjusted EBITDA. Although these measures have different starting points, as we define them, they produce the same result. We define Adjusted EBITDA as net earnings (loss) before interest expense and income; provision for (benefit from) income taxes; other items; equity in earnings (loss) of investee companies, net of tax; and depreciation and amortization, adjusted to exclude stock-based compensation expense and certain items identified as affecting comparability that are not part of our normal operations. We define Adjusted OIBDA as operating income before depreciation and amortization, adjusted to exclude stock-based compensation expense and the same items identified as affecting comparability. This change was made to align with the measure our management, including the CODM, began using in 2026, including for planning and forecasting of future periods, evaluating the operating performance of our segments, and making decisions about resource allocation. The items identified as affecting comparability that are excluded in both measures include programming charges, impairment charges, restructuring charges, and gain (loss) on dispositions, each where applicable. Stock-based compensation is a noncash expense that management does not consider to be part of our underlying operating performance and is also excluded in both measures.

We do not disclose our assets by segment because they are not regularly provided to the CODM and are not used to evaluate our operating performance or in determining the allocation of resources.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Successor		Predecessor
	Three Months Ended March 31,		Three Months Ended March 31,
	2026		2025
Revenues:		Revenues:
Studios		Filmed Entertainment
Theatrical	$152	Theatrical	$148
Licensing and other	1,127	Licensing and other	476
Advertising	4	Advertising	3
Studios	1,283	Filmed Entertainment	627
Direct-to-Consumer		Direct-to-Consumer
Advertising	517	Advertising	473
Affiliate and subscription	1,881	Subscription	1,571
Direct-to-Consumer	2,398	Direct-to-Consumer	2,044
TV Media		TV Media
Advertising	1,921	Advertising	2,038
Affiliate and subscription	1,620	Affiliate and subscription	1,826
Licensing and other	125	Licensing and other	674
TV Media	3,666	TV Media	4,538
Eliminations	—	Eliminations	(17)
Total Revenues	$7,347	Total Revenues	$7,192
For content licensed between segments, costs are allocated across segments based on the relative value of the distribution windows within each segment; accordingly, no intersegment licensing revenues or profits are recorded by the licensor segment. Under our previous segment presentation, revenues generated between segments were principally from intersegment arrangements for the distribution of content, rental of studio space, and advertising, as well as licensing revenues earned from third parties who license our content to our internal platforms either through a sub-license or co-production arrangement. These transactions were recorded at market value as if the sales were to third parties and eliminated in consolidation. Under our new segment presentation, intersegment revenues are comprised of advertising revenues and licensing revenues earned from third parties who license our content to our internal platforms through sub‑licensing or co‑production arrangements.

Predecessor
Three Months Ended March 31,
2025
Intercompany Revenues:
TV Media	$11
Filmed Entertainment	6
Total Intercompany Revenues	$17

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Successor		Predecessor
	Three Months Ended March 31,		Three Months Ended March 31,
	2026		2025
Studios		Filmed Entertainment
Revenues	$1,283	Revenues	$627

Content costs	816	Content costs	321
Advertising and marketing	100	Advertising and marketing	116
Other (a)	203	Other (a)	170
Total segment expenses	1,119	Total segment expenses	607

Studios Adjusted EBITDA	164	Filmed Entertainment Adjusted OIBDA	20
Direct-to-Consumer		Direct-to-Consumer
Revenues	2,398	Revenues	2,044

Content costs	1,246	Content costs	1,215
Advertising and marketing	315	Advertising and marketing	341
Other (b)	586	Other (b)	597
Total segment expenses	2,147	Total segment expenses	2,153

Direct-to-Consumer Adjusted EBITDA	251	Direct-to-Consumer Adjusted OIBDA	(109)
TV Media		TV Media
Revenues	3,666	Revenues	4,538

Content costs	1,719	Content costs	2,343
Advertising and marketing	80	Advertising and marketing	153
Other (c)	812	Other (c)	1,120
Total segment expenses	2,611	Total segment expenses	3,616

TV Media Adjusted EBITDA	1,055	TV Media Adjusted OIBDA	922
Corporate/Eliminations	(309)	Corporate/Eliminations	(101)
Stock-based compensation	(80)	Stock-based compensation	(44)
Depreciation and amortization	(362)	Depreciation and amortization	(88)
Transaction-related items	(103)	Restructuring and transaction-related items	(85)
Gain on dispositions	—	Gain on dispositions	35
Operating income	616	Operating income	550
Interest expense	(238)	Interest expense	(217)
Interest income	38	Interest income	38
Other items, net	(24)	Other items, net	(37)
Earnings before income taxes and equity in loss of investee companies	392	Earnings before income taxes and equity in loss of investee companies	334
Provision for income taxes	(155)	Provision for income taxes	(100)
Equity in loss of investee companies, net of tax	(62)	Equity in loss of investee companies, net of tax	(73)
Net earnings (Parent and noncontrolling interests)	175	Net earnings (Parent and noncontrolling interests)	161
Net earnings attributable to noncontrolling interests	(7)	Net earnings attributable to noncontrolling interests	(9)
Net earnings attributable to Parent	$168	Net earnings attributable to Parent	$152
(a) Other segment expenses for our Studios segment (Successor) and Filmed Entertainment segment (Predecessor) include employee compensation; costs relating to the distribution of our content; costs for occupancy, technology, and professional services; and other costs associated with our operations.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
(b) Other segment expenses for our Direct-to-Consumer segment in both the Successor and Predecessor periods include employee compensation; revenue-sharing costs, including for third-party distribution; costs for occupancy, technology, and professional services; and other costs associated with our operations.
(c) Other segment expenses for our TV Media segment in both the Successor and Predecessor periods include employee compensation; revenue-sharing costs to television stations affiliated with the CBS Television Network; costs relating to the distribution of our content; costs for research, occupancy, technology, and professional services; and other costs associated with our operations.
14) COMMITMENTS AND CONTINGENCIES
Guarantees
Letters of Credit and Surety Bonds
At March 31, 2026, we had outstanding letters of credit and surety bonds of $2.06 billion that were not recorded on the Consolidated Balance Sheet, including $1.82 billion issued under a $1.9 billion standby letter of credit facility. In accordance with the contractual requirements of one of our commitments, the letter of credit outstanding under this facility increases and decreases consistent with the related contractual commitment. Letters of credit and surety bonds are primarily used as security against non-performance in the normal course of business under contractual requirements of certain of our commitments. The standby letter of credit facility, which matures in May 2027, is subject to provisions similar to the Credit Facility, including the same principal financial covenant (see Note 7).

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

Litigation Relating to the WBD Merger
In April 2026, Donna Nicosia, a purported holder of WBD common stock, filed an action in the Supreme Court of the State of New York, County of Richmond, against WBD, certain directors and officers of WBD, Paramount and other defendants (the “Nicosia Action”). The complaint arises out of the proposed WBD Merger and alleges, among other things, that the defendants disseminated a proxy statement in connection with the proposed WBD Merger that allegedly contains materially false and misleading statements and omissions concerning the transaction process, the valuation of WBD, and alleged conflicts of interest of WBD’s directors and financial advisors. The complaint asserts claims under New York common law for negligent misrepresentation, concealment, and negligence and seeks declaratory and injunctive relief, including an order enjoining the closing of the stockholder vote on the proposed transaction unless and until supplemental disclosures are made. On April 16, 2026, the parties

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
entered into an agreement that resolved plaintiffs’ claims as to all defendants, and pursuant to which plaintiff agreed to discontinue the litigation with prejudice.
Also in April 2026, Pamela Faust, together with four other consumers of streaming, cable television, news media, and theatrical entertainment programming, filed a private antitrust action in the U.S. District Court for the Northern District of California against Paramount and Skydance relating to the WBD Merger. The complaint seeks to block the WBD Merger, among other relief.
In addition, we received a demand letter from a purported holder of our Class B Common Stock requesting the inspection of books and records to investigate possible breaches of fiduciary duties or other misconduct in connection with the financing of the WBD Merger.
Following the issuance of the Second Request by the Antitrust Division of the U.S. Department of Justice (“DOJ”) in December 2025, the Company received subpoenas (or Civil Investigative Demands (“CIDs”)) from various state attorneys general in connection with the WBD Merger. These subpoenas (or CIDs) relate to state investigations of the WBD Merger, with a particular focus on the DOJ’s investigation and the competitive effects of the WBD Merger. We have been cooperating with the state attorneys general in responding to their requests.
Litigation Relating to the Skydance Transactions
In connection with the Skydance Transactions, in July 2024, Scott Baker, a purported holder of Paramount Global Class B Common Stock, filed a putative class action lawsuit in the Court of Chancery of the State of Delaware against NAI, Shari E. Redstone, Barbara M. Byrne, Linda M. Griego, Judith A. McHale, Charles E. Phillips, Jr., Susan Schuman, Skydance and David Ellison (the “Baker Action”). The complaint alleges breaches of fiduciary duties to Paramount Global Class B stockholders in connection with the negotiation and approval of the Transaction Agreement, among other claims, and seeks unspecified damages, costs and expenses, as well as other relief. In November 2024, the Court granted the parties’ stipulation in the Baker Action to (i) postpone briefing on the motions to dismiss until the filing or designation of an operative complaint following resolution of the plaintiff’s motion to appoint him and the Baerlocher Family Trust, a purported holder of Paramount Global Class B Common Stock, as co-lead plaintiffs and Berger Montague PC as interim class counsel (the “Baker Leadership Motion”), and (ii) stay discovery until resolution of any motion to dismiss an operative complaint following resolution of the Baker Leadership Motion. In October 2024, various purported stockholders filed motions to intervene to oppose the Baker Leadership Motion. In December 2024, the plaintiff, along with Mark Baerlocher, as trustee for the Baerlocher Family Trust, filed an amended complaint alleging the same breaches of fiduciary duties against the same defendants as in the original complaint. In June 2025, counsel for Mr. Baker informed the Court that the Baker Leadership Motion would be withdrawn without prejudice and that the group of purported stockholders seeking lead plaintiff status would meet and confer to propose a schedule for resolving lead plaintiff applications.

In April 2024, the State of Rhode Island Office of the General Treasurer, on behalf of the Employees’ Retirement System of Rhode Island, a purported holder of Paramount Global Class B Common Stock, filed a verified complaint for the inspection of books and records under Section 220 of the General Corporation Law of the State of Delaware (the “DGCL”) in the Court of Chancery of the State of Delaware against us, seeking the inspection of books and records to investigate whether Paramount Global’s Board of Directors, NAI, Shari E. Redstone and/or certain executive officers may have breached their fiduciary duties to stockholders for alleged diversion of corporate opportunities (the “220 Action”). The magistrate judge held a trial in July 2024 and denied the request for inspection. The plaintiff filed an exception to the Court, and in January 2025, the Court ruled that the plaintiff was entitled to obtain books and records that were both necessary and sufficient to fulfill the purpose of its request. In February 2025, the Court granted an implementing order returning the 220 Action to the magistrate judge for

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
further proceedings on the scope of production. In March 2025, the Court granted our application for certification of interlocutory appeal to the Delaware Supreme Court, which was accepted in April 2025. In March 2026, the Delaware Supreme Court affirmed the trial court’s decision and remanded the case for further proceedings. Certain other purported holders of Paramount Global Class B Common Stock and Class A Common Stock have delivered demand letters requesting the inspection of books and records to investigate similar alleged breaches of fiduciary duties in connection with the Skydance Transactions. We have also received demand letters from purported holders of Paramount Global Class B Common Stock related to alleged omissions in our registration statement on Form S-4.

Additionally, in August 2024, LiveVideo.AI Corp. filed a lawsuit in the U.S. District Court for the Southern District of New York against Shari E. Redstone, NAI, Christine Varney and Monica Seligman, alleging that the defendants did not fairly consider its offer to purchase Paramount Global. The complaint asserts claims for unfair competition, tortious interference, unjust enrichment and aiding and abetting breach of fiduciary duty, among others, and seeks unspecified monetary damages, costs and other relief. The defendants were never served. The parties exchanged several filings related to service and default. In August 2025, the magistrate judge issued a Report and Recommendation recommending that the case be dismissed and that the Court impose $10,000 in monetary sanctions against LiveVideo.AI Corp. In September 2025, the district judge adopted the report in full, dismissed the case, imposed the sanctions, and enjoined LiveVideo.AI Corp. from filing any further lawsuits in any federal district court arising out of the Skydance Transactions. LiveVideo.AI filed a Notice of Appeal in November 2025, and in April 2026, the appeal was dismissed. On April 30, 2026, LiveVideo.AI Corp. moved to reinstate the appeal. The parties are currently litigating a motion for sanctions against the plaintiff.

In August 2025, Gabelli Value 25 Fund Inc. (“Gabelli”) filed a putative class action complaint in the Court of Chancery of the State of Delaware against Barbara M. Byrne, Linda M. Griego, Judith A. McHale, Charles E. Phillips, Jr., Susan Schuman, Harbor Lights (f/k/a National Amusements, Inc.) and Shari E. Redstone (the “NAI Defendants”), and Skydance Media, LLC and RB Tentpole LP (the “Skydance Defendants”), alleging breach of fiduciary duty against all defendants and unjust enrichment against the NAI Defendants. Gabelli seeks a declaratory judgment, damages, including rescissory damages and/or quasi-appraisal damages, disgorgement of NAI’s profits, fees and costs, and pre- and post-judgment interest. In September 2025, the Skydance Defendants filed placeholder motions to dismiss, and Gabelli filed a motion to be appointed as interim lead plaintiff representing former minority holders of Paramount Global Class A Common Stock (the “Gabelli Class A Leadership Motion”). In October 2025, counsel for Gabelli filed a letter with the Court indicating that no competing motions or objections to the Gabelli Class A Leadership Motion were filed and proposed that the Court appoint Gabelli as lead plaintiff. In November 2025, the Court granted the Gabelli Class A Leadership Motion and appointed Gabelli as lead plaintiff to prosecute the claims on behalf of the Class A minority shareholders. Defendants moved to stay discovery pending resolution of any filed and forthcoming motions to dismiss, and in February 2026, the Court granted Defendants’ motion to stay discovery.

In February 2025, New York City Employees’ Retirement System, the New York City Fire Department Pension Fund, the New York City Police Pension Fund, the New York City Board of Education Retirement System, and the Teachers’ Retirement System of the City of New York, purported holders of Paramount Global Class B Common Stock and Class A Common Stock, filed a putative class action lawsuit in the Court of Chancery of the State of Delaware against Barbara M. Byrne, Linda M. Griego, Judith A. McHale and Susan Schuman, alleging breaches of fiduciary duties for their alleged failure to sufficiently consider an alternative offer that the plaintiffs claimed was superior to the Skydance Transactions (the “NYCERS Action”). The plaintiffs argue that the no-shop provision in the Transaction Agreement should be declared invalid and unenforceable because it prevented the parties from engaging in further deal discussions and negotiations with companies other than Skydance, including, specifically, Project Rise Partners, after the no-shop period began. The plaintiffs further assert that the Court has the power to

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
invalidate this provision because Skydance allegedly aided and abetted NAI’s and Shari E. Redstone’s breach of fiduciary duties, including by agreeing to indemnify Shari E. Redstone (through Skydance’s separate agreement with NAI) for any breach of fiduciary duty claims arising out of the Skydance Transactions up to a certain amount. Skydance, NAI, Shari E. Redstone and Paramount Global were not named as defendants in the original complaint. The NYCERS Action originally sought, among other forms of relief, an order from the Court enjoining the closing of the Skydance Transactions until the Court reached a final resolution on the plaintiffs’ claims and an order compelling the special committee of Paramount Global’s Board of Directors to evaluate Project Rise Partners’ alternative offer to, among other things, acquire Paramount Global Class A Common Stock for $23.00 per share and Paramount Global Class B Common Stock for $19.00 per share. The Project Rise Partners’ offer was made after the go-shop period in the Transaction Agreement had ended. The plaintiffs filed a motion for expedited proceedings along with their complaint. In February 2025, the plaintiffs moved to join Paramount Global, Skydance, Shari E. Redstone, NAI and various other entities named in the Transaction Agreement as necessary parties to the litigation and moved for a temporary restraining order preventing the closing of the Skydance Transactions until the Court considered the plaintiffs’ anticipated motion for injunctive relief following expedited discovery. In March 2025, the court allowed plaintiffs to amend the complaint to add Paramount Global, Skydance, Shari E. Redstone, NAI and the various other entities as defendants. The amended complaint seeks compensatory damages. The parties reached an agreement to withdraw the plaintiffs’ request for expedition and their application for injunctive relief in exchange for targeted discovery from certain of the defendants and third parties. The matter is in discovery.

In April 2025, Metropolitan Water Reclamation District Retirement Fund, Laborers’ and Retirement Board Employees’ Annuity and Benefit Fund of Chicago, Gary Mendelsohn, and Park Employees’ Annuity and Benefit Fund of Chicago, purported holders of Paramount Global Class B Common Stock, filed a complaint for the inspection of books and records under Section 220 of the DGCL in the Court of Chancery of the State of Delaware against us to maintain standing to enforce their statutory inspection rights and seek an order to produce all the books and records identified in their Section 220 demands to investigate possible breaches of fiduciary duties in connection with the Skydance Transactions. The complaint alleges that the documents produced to such purported stockholders thus far pursuant to their Section 220 demands are insufficient. The complaint seeks an order requiring us to produce the documents identified in their Section 220 demands, among other relief. In November 2025, the parties contacted the Court with a request to lift the stay and schedule a trial. A magistrate judge held a trial in March 2026 and took the matter under advisement.

Litigation Relating to Video Streaming Patents
In August 2025, Nokia Technologies Oy filed complaints alleging infringement of patents related to video streaming against Paramount and related entities in the United States, Brazil, Germany and the Unified Patent Court in Europe. In November 2025, Paramount filed a rate-setting action against Nokia in the High Court of Justice of England and Wales (“U.K. Court”) seeking a determination of terms for a reasonable and non-discriminatory global license to relevant Nokia patents, including standard essential patents related to the H.265/HEVC standard. In March 2026, Nokia submitted to the jurisdiction of the U.K. Court and dismissed its complaints against Paramount in all other jurisdictions.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. We do not report as pending those claims on inactive, stayed, deferred or similar dockets that some jurisdictions have established for claimants who allege minimal or no impairment. As of March 31, 2026, we had pending approximately 18,050 asbestos claims, as compared with approximately 17,490 as of December 31, 2025. During the first quarter of 2026, we received approximately 830 new claims and closed or moved to an inactive docket approximately 270 claims. We report claims as closed when we become aware that a dismissal order has been entered by a court or when we have reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. Our total costs for settlement and defense of asbestos claims after insurance recoveries and net of tax, were approximately $23 million for the Successor period from August 7 - December 31, 2025, $11 million and $34 million for the Predecessor periods from January 1 - August 6, 2025, and the year ended December 31, 2024, respectively. Our costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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
15) SUPPLEMENTAL FINANCIAL INFORMATION
Supplemental Cash Flow Information

	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,
	2026	2025
Cash paid for interest	$260	$264

Cash paid (received) for income taxes	$(34)	$27

Noncash additions to operating lease assets	$28	$40
Warner Bros. Discovery Merger—Advance Consideration
In the first quarter of 2026, under the terms of the WBD Merger Agreement, we paid a termination fee of $2.8 billion to Netflix on behalf of WBD in connection with the termination of a prior merger agreement between Netflix and WBD. The termination fee will be included in the total consideration to be allocated to WBD’s assets and liabilities as of the acquisition date, and accordingly has been included within “Advance consideration for WBD acquisition” on the Consolidated Balance Sheet as of March 31, 2026 and within Investing Activities on the Consolidated Statement of Cash Flows for the three months ended March 31, 2026.

Lease Income
We enter into operating leases for the use of our owned production facilities and office buildings. Lease payments received under these agreements consist of fixed payments for the rental of space and certain building operating costs, as well as variable payments based on usage of production facilities and services, and escalating costs of building operations. We recorded total lease income, including both fixed and variable amounts, of $8 million and $9 million for the three months ended March 31, 2026 (Successor) and March 31, 2025 (Predecessor), respectively.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition.
(Tabular dollars in millions, except per share amounts)
Management’s discussion and analysis of the results of operations and financial condition of Paramount Skydance Corporation should be read in conjunction with the consolidated financial statements and related notes in the Annual Report on Form 10-K for the year ended December 31, 2025 of our Predecessor, Paramount Global. References to “Paramount,” the “Company,” “we,” “us” and “our” refer to Paramount Skydance Corporation and its consolidated subsidiaries, unless the context otherwise requires.

Warner Bros. Discovery Merger—On February 27, 2026, Paramount and Warner Bros. Discovery, Inc. (“WBD”) announced a definitive merger agreement (the “WBD Merger Agreement”) under which Paramount will acquire WBD (the “WBD Merger”). The WBD Merger is expected to close by the end of the third quarter of 2026, subject to customary closing conditions, including regulatory clearances.

Under the terms of the WBD Merger Agreement, Paramount will pay $31.00 per WBD share to acquire all outstanding shares of WBD, which at the time of the WBD Merger Agreement represented an equity value of $80.9 billion, and will assume WBD’s net debt. At December 31, 2025, WBD’s debt (excluding finance leases) was comprised of $17.8 billion of senior notes and $15.0 billion of borrowings from a bridge facility, which we expect to refinance with the debt commitments discussed below. Furthermore, a per share “ticking fee” of $0.00277778 will be paid upon closing by Paramount to WBD stockholders for every day the WBD Merger is not closed past September 30, 2026, up to a maximum of $0.25 per WBD share per 90 calendar day period. Also under the terms of the WBD Merger Agreement, in the first quarter of 2026 Paramount paid a termination fee of $2.8 billion to Netflix, Inc. (“Netflix”) on behalf of WBD in connection with the termination of a prior merger agreement between Netflix and WBD. This payment was initially funded with cash on hand and a $2.15 billion borrowing from our credit facility (see Capital Structure) and, in accordance with the Subscription Agreements described below, entered into by the Ellison Parties (as defined below), such amount will ultimately be funded by the $46.7 billion to be received from the Ellison Parties.

Concurrent with the execution of the WBD Merger Agreement (i) The Lawrence J. Ellison Revocable Trust, u/a/d 1/22/88, as amended (the “Trust”), and Lawrence J. Ellison (together with the Trust, the “Ellison Parties”) and (ii) RedBird Capital Partners Fund IV (Master), L.P. (“RedBird” and, together with the Trust, the “Equity Investors”) entered into subscription agreements (collectively, the “Subscription Agreements”) providing for a private placement investment in Class B common stock of Paramount Skydance Corporation (“Paramount Skydance Corporation Class B Common Stock”), for an aggregate amount of up to $46.7 billion (subject to increase if the Ticking Consideration, as defined in the WBD Merger Agreement or certain other additional amounts as defined in the WBD Merger Agreement are required) from the Trust and $250 million from RedBird pursuant to the terms of the Subscription Agreements.

In April 2026, we announced that the Equity Investors had determined, as permitted under the Subscription Agreements, to assign their subscription rights thereunder (the “Equity Syndication”) to a group of institutional investors (each, an "Equity Syndication Party"), comprising affiliates of the Ellison Parties and RedBird, The Public Investment Fund, L'Imad 1st SPV 2 Exempt RSC LTD (an investment vehicle of L'Imad Holding, an Abu Dhabi sovereign wealth fund), QIA TMT Holding LLC (an investment vehicle of the Qatar Investment Authority), and LionTree Investment Fund, L.P. The aggregate allocations cover the full amount committed by the Equity Investors. At closing, Paramount will issue to each Equity Syndication Party a number of newly issued nonvoting Paramount Skydance Corporation Class B shares (or securities convertible into shares) equal to its allocated amount divided by the Syndication Purchase Price, defined as the 20-trading-day daily volume-weighted average price of Paramount Skydance Corporation Class B Common Stock determined as of the third business day prior to the closing of the WBD Merger, subject to a ceiling of $16.02 per share and a floor of $12.00 per share. This syndication does not relieve the Equity Investors of their contractual commitments made to the Company. Following the closing, the Ellison Family (as defined below) and RedBird will remain the sole holders of Paramount Class A Common Stock, representing 100% of the voting shares of Paramount. For the purpose of

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
determining the controlling ownership of Paramount, the Ellison family is comprised of Lawrence J. Ellison and David Ellison (the “Ellison Family”). David Ellison is the son of Lawrence J. Ellison, and Lawrence J. Ellison and David Ellison are accordingly considered immediate family members.

We have also secured commitments for debt financing totaling $54 billion, which include a $49 billion 364-day senior secured bridge loan facility, which we plan to reduce or replace with permanent financing (which may include issuance of debt securities) on or prior to the closing of the WBD Merger and, in connection with a credit agreement entered into in April 2026 (the “Pro Rata Credit Agreement”), $2.50 billion three-year senior secured term A loans and $2.50 billion five-year senior secured term A loans. The term A loans will be made in a single borrowing on the closing date of the WBD Merger. We expect to use the committed financing to refinance the $15.0 billion WBD bridge facility. The Pro Rata Credit Agreement also provides for a $5.00 billion five-year senior secured revolving credit facility, which will be used for general corporate purposes, and will replace our existing revolving credit facility (see Capital Structure). The availability and initial funding of the facilities under the Pro Rata Credit Agreement and the bridge loan facility (if not replaced by permanent financing) are subject to the satisfaction or waiver of customary conditions set forth in the Pro Rata Credit Agreement and the bridge commitment papers, including the closing of the WBD Merger.
Also in April 2026, we announced that, in lieu of a previously planned rights offering at $16.02 per share, each holder of Paramount Skydance Corporation Class B Common Stock (excluding any Equity Investor or affiliate thereof) as of a record date to be determined will receive, without payment of any consideration, one 10-year warrant (each, a "Warrant") for each share held, exercisable at any initial exercise price per share equal to the Syndication Purchase Price and subject to customary anti-dilution and fundamental change make-whole adjustments. Beginning on the third anniversary of issuance, we may call the Warrants if the closing price of our Class B Common Stock equals or exceeds $30.00 for at least 20 trading days in any 30 consecutive trading day period. Paramount intends to apply to list the Warrants for trading on Nasdaq separately from the Class B Common Stock, subject to applicable approvals.

If antitrust or regulatory approval for the WBD Merger is not received, Paramount will owe WBD a $7.0 billion termination fee. In accordance with the Subscription Agreements, this termination fee and the previously paid $2.8 billion Netflix termination fee described above would be funded by the Ellison Parties in exchange for shares of Paramount Skydance Corporation Class B Common Stock at $16.02 per share.

WBD will owe Paramount a $3.0 billion termination fee under certain circumstances, including if WBD terminates the WBD Merger Agreement to enter into a definitive agreement for an alternative acquisition proposal.

The NAI Transaction—On August 7, 2025, pursuant to a purchase and sale agreement dated July 7, 2024, certain affiliates of investors in Skydance Media, LLC (“Skydance”), comprised of entities controlled by the Ellison Family and affiliates of RedBird Capital Partners (collectively the “NAI Equity Investors”), purchased all of the outstanding equity interests of Paramount Global’s controlling stockholder, National Amusements, Inc. (“NAI”) from the shareholders of NAI (the “NAI Transaction”).

The Skydance Transactions—Also on August 7, 2025, following the completion of the NAI Transaction and pursuant to the Transaction Agreement dated as of July 7, 2024, Paramount Global and Skydance became wholly-owned subsidiaries of Paramount Skydance Corporation (the transactions contemplated by the Transaction Agreement, the “Skydance Transactions”). Paramount Skydance Corporation, formerly known as New Pluto Global, Inc., was formed on June 3, 2024 to consummate the Transactions and was a wholly-owned direct subsidiary of Paramount Global until, through a series of mergers, it became the holding company of Paramount Global and Skydance as part of the Skydance Transactions.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Concurrent with the NAI Transaction, the NAI Equity Investors and certain other affiliates of investors in Skydance made an investment of $6.0 billion into Paramount Skydance Corporation (the “PIPE Transaction”) in exchange for 400 million newly issued shares of Paramount Skydance Corporation Class B Common Stock for a purchase price of $15.00 per share, and the NAI Equity Investors also received warrants to purchase 200 million shares of Paramount Skydance Corporation Class B Common Stock at an initial exercise price of $30.50 per share (subject to customary anti-dilution adjustments), which expire five years after issuance. $4.45 billion of the PIPE Transaction investment was used to fund the cash-stock election discussed below and $1.52 billion of cash was provided to the Company.

The Skydance Transactions also included: (1) a transaction pursuant to which each outstanding Skydance membership unit held by Skydance investors and each Skydance Phantom Unit was converted into the right to receive the applicable portion of 316.7 million shares of Paramount Skydance Corporation Class B Common Stock (313.8 million shares after reduction in connection with certain tax withholding requirements), and (2) a cash-stock election offered to holders of Paramount Global common stock pursuant to which (a) shares of Paramount Global Class A Common Stock held by stockholders other than NAI or its subsidiaries were converted, at the stockholders’ election, into the right to receive either $23.00 in cash (“Class A Cash Consideration”) or 1.5333 shares of Paramount Skydance Corporation Class B Common Stock (“Class A Stock Consideration”), and (b) shares of Paramount Global Class B Common Stock held by stockholders other than NAI or its subsidiaries, the NAI Equity Investors and certain other affiliates of investors in Skydance referred to above were converted, at the stockholders’ election, into the right to receive either $15.00 in cash (“Class B Cash Consideration”), subject to proration, or one share of Paramount Skydance Corporation Class B Common Stock (“Class B Stock Consideration”). The shares of Paramount Class A Common Stock held by NAI and its subsidiaries converted into shares of Class A common stock, par value $0.001 per share. Shares of Paramount Global Class A Common Stock for which elections to receive Class A Cash Consideration or Class A Stock Consideration were not made or were validly revoked were automatically converted into Class A Stock Consideration. Shares of Paramount Global Class B Common Stock for which elections to receive Class B Cash Consideration were not made or were validly revoked were converted automatically into one share of Paramount Skydance Corporation Class B Common Stock.

Holders of shares of Class A common stock of Paramount Skydance Corporation (“Paramount Skydance Corporation Class A Common Stock”) are entitled to one vote per share with respect to all matters on which the holders of Paramount Skydance Corporation common stock are entitled to vote. Holders of Paramount Skydance Corporation Class B Common Stock do not have voting rights. Following the closing of the Skydance Transactions and the NAI Transaction, NAI, which was renamed Harbor Lights Entertainment, Inc., and its subsidiaries held 100.0% of the Paramount Skydance Corporation Class A Common Stock. Accordingly, entities controlled by the Ellison Family indirectly hold approximately 77.5% of the Paramount Skydance Corporation Class A Common Stock through their collective approximate 77.5% ownership interest in Harbor Lights Entertainment, Inc., and as a result the Ellison Family is the controlling stockholder and the ultimate parent of Paramount (“Ultimate Parent”).

Pushdown of Ultimate Parent’s Basis—At the time Paramount Global and Skydance became subsidiaries of Paramount Skydance Corporation, the Ellison Family controlled both Paramount Global and Skydance, and as a result, this transaction has been accounted for as a transaction between entities under common control. As a transaction between entities under common control, the net assets were combined at the Ultimate Parent’s basis, which for Paramount Global was deemed to be the estimated fair value as of August 7, 2025, the date of the closing of the NAI Transaction, which was the point at which the Ellison Family obtained control of Paramount Global. As a result, the net assets of Paramount Global were recorded at their fair values as of this date. Since the net assets of Skydance were already at the Ultimate Parent’s basis, no adjustment to the fair value of net assets was necessary, and Skydance was combined with Paramount Global’s net assets at the Ultimate Parent’s basis as of this date.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Due to the pushdown of the Ultimate Parent’s basis, which resulted in a new basis of accounting, the results of operations, financial position and cash flows are not comparable between the Successor and Predecessor periods. Accordingly, our consolidated financial statements and footnote disclosures are presented in distinct periods. The periods prior to the closing of the Skydance Transactions and the NAI Transaction include only Paramount Global and are identified as “Predecessor,” and the periods beginning on August 7, 2025 reflect Paramount Skydance Corporation and are identified as “Successor.” In addition, we are required to present segment information for the Predecessor period based on our previous segments, Filmed Entertainment, Direct-to-Consumer, and TV Media.

We have certain contracts that require us to obtain consents from other parties in connection with the NAI Transaction and the Skydance Transactions. If these consents cannot be obtained, the counterparties to these contracts (and, as a result, other third parties with which we have contractual agreements) may have the right to terminate, reduce the scope of or otherwise alter their relationships with us. Accordingly, the failure to obtain such consents could have a material adverse effect on our business, financial condition and results of operations.

Significant components of management’s discussion and analysis of results of operations and financial condition include:
•Overview—Summary of our business and operational highlights.
•Consolidated Results of Operations—Analysis of our results on a consolidated basis for the three months ended March 31, 2026 (Successor), including a comparison to the three months ended March 31, 2025 (Predecessor).
•Segment Results of Operations—Analysis of our results on a reportable segment basis for the three months ended March 31, 2026 (Successor).
•Liquidity and Capital Resources—Discussion of our cash flows, including sources and uses of cash, for the three months ended March 31, 2026 (Successor), including a comparison to the three months ended March 31, 2025 (Predecessor), and of our outstanding debt as of March 31, 2026 (Successor), including Supplemental Guarantor Financial Information.
•Legal Matters—Discussion of legal matters to which we are involved.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Overview
Operational Highlights - Three Months Ended March 31, 2026 and 2025

	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,	Increase/(Decrease)
Consolidated Results of Operations	2026	2025	$	%
GAAP:
Revenues	$7,347	$7,192	$155	2%
Operating income	$616	$550	$66	12%
Net earnings attributable to Parent	$168	$152	$16	11%
Diluted EPS	$.15	$.22	$(.07)	(32)%

Non-GAAP: (a)
Adjusted EBITDA	$1,161	$732	$429	59%
Adjusted net earnings attributable to Parent	$261	$195	$66	34%
Adjusted diluted EPS	$.23	$.29	$(.06)	(21)%
(a) See “Reconciliation of Non-GAAP Measures” for reconciliations of these non-GAAP measures to the most directly comparable financial measures in accordance with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”).
Revenues increased 2% to $7.35 billion, principally reflecting growth at Paramount+ and higher licensing revenues, reflecting the inclusion of Skydance in the current year, partially offset by lower revenues from our linear networks.

Skydance is included in our results in periods following the close of the Skydance Transactions. In addition, as a result of the pushdown of the Ultimate Parent’s basis, operating income, net earnings attributable to Parent, and diluted EPS in 2026 include amortization associated with the establishment of intangible assets and also reflect the net decrease in programming assets. Net earnings and diluted EPS also include interest expense associated with the adjustment of our debt to its fair value. See Note 2 to the consolidated financial statements for details relating to the pushdown of the Ultimate Parent’s basis.

Operating income of $616 million for the three months ended March 31, 2026 increased 12%, driven by the impact from cost savings initiatives and lower content costs, including from reductions in programming assets resulting from the pushdown of the Ultimate Parent’s basis, partially offset by amortization of intangible assets. Operating income in 2026 also includes transaction-related costs of $103 million while 2025 includes restructuring charges and transaction-related items totaling $85 million and gain on dispositions totaling $35 million.

Net earnings attributable to Parent of $168 million, or $.15 per diluted share increased 11% compared with net earnings attributable to Parent of $152 million, or $.22 per diluted share, for the same prior-year period. Adjusted net earnings attributable to Parent increased 34% to $261 million, or $.23 per diluted share from $195 million, or $.29 per diluted share, reflecting higher tax-effected operating income. The decrease in diluted EPS and adjusted diluted EPS reflects shares issued in connection with the Skydance Transactions and the NAI Transaction. See Reconciliation of Non-GAAP Measures for the definition of adjusted net earnings attributable to Parent and a reconciliation to net earnings attributable to Parent.

Adjusted EBITDA grew 59% primarily reflecting lower compensation and marketing costs as a result of cost savings initiatives, and lower content costs, including from reductions in programming assets resulting from the pushdown of the Ultimate Parent’s basis. See Reconciliation of Non-GAAP Measures for the definition of adjusted

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
EBITDA and a reconciliation to net earnings attributable to Parent, the most directly comparable financial measure in accordance with U.S. GAAP.

We are exposed to political risks inherent in conducting a global business such as retaliatory actions by governments reacting to changes in the U.S. and other countries, including in connection with the imposition of tariffs and other changes in trade policies, as well as from the conflict involving the U.S., Israel and Iran. Growing macroeconomic uncertainty may negatively affect our results, in particular from potential impacts on the advertising market.
Reconciliation of Non-GAAP Measures
In the first quarter of 2026 we transitioned our non-GAAP profitability measure from Adjusted operating income before depreciation and amortization (Adjusted OIBDA) to Adjusted EBITDA, which we define as net earnings (loss) attributable to Parent before interest expense and income; (provision for) benefit from income taxes; other items; equity in earnings (loss) of investee companies, net of tax; and depreciation and amortization, adjusted to exclude stock-based compensation expense and certain items identified as affecting comparability that are not part of our normal operations. This change was made to align with how management began measuring the Company’s ongoing operating performance in 2026. While both adjusted measures exclude items identified as affecting comparability that are not part of our normal operations, including programming charges, impairment charges, restructuring charges, transaction-related items, other corporate matters, and gain (loss) on dispositions, each where applicable, Adjusted EBITDA, as we define it, also excludes stock-based compensation, which is a noncash expense that management does not consider to be part of our underlying operating performance. Net earnings (loss) attributable to Parent is the most directly comparable financial measure in accordance with U.S. GAAP. Adjusted earnings before income taxes, adjusted provision for income taxes, adjusted net earnings attributable to Parent, adjusted diluted EPS, and adjusted effective income tax rate are also measures of performance not calculated in accordance with U.S. GAAP (together with Adjusted EBITDA, the “adjusted measures”), and exclude certain items identified as affecting comparability that are not part of our normal operations, including the items described above, as well as gain (loss) from investments and discrete tax items, each where applicable.
We use these adjusted measures to, among other things, evaluate our operating performance. These measures are among the primary measures used by management for planning and forecasting of future periods, and they are important indicators of our operational strength and business performance. In addition, we use Adjusted EBITDA to, among other things, value prospective acquisitions. We believe these measures are relevant and useful for investors because they allows investors to view our performance in a manner consistent with the method used by our management; and because they exclude items that are not representative of our normal operations, they provide a clearer perspective on underlying performance, and make it easier for investors, analysts and peers to compare our operating performance to other companies in the industry and to compare our results across reporting periods.

Because the adjusted measures are measures of performance not calculated in accordance with U.S. GAAP, they should not be considered in isolation of, or as a substitute for, our results as reported under U.S. GAAP, including net earnings (loss), (provision for) benefit from income taxes, net earnings (loss) attributable to Parent, diluted EPS, and effective income tax rate, as applicable, as indicators of operating performance and undue reliance should not be placed on these adjusted measures. Other companies may define these measures, including Adjusted EBITDA, differently and, as a result, our adjusted measures may not be directly comparable to similarly titled measures of other companies.

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

	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,
	2026	2025
Net earnings attributable to Parent (GAAP)	$168	$152
Net earnings attributable to noncontrolling interests	7	9
Equity in loss of investee companies, net of tax	62	73
Provision for income taxes	155	100
Other items, net	24	37
Interest expense, net	200	179
Gain on dispositions	—	(35)
Transaction-related items (a)	103	20
Restructuring charges (a)	—	65
Stock-based compensation	80	44
Depreciation and amortization	362	88
Adjusted EBITDA (Non-GAAP)	$1,161	$732
(a) See notes on the following tables for additional information on items affecting comparability.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Successor
	Three Months Ended March 31, 2026
	Earnings Before Income Taxes	Provision for Income Taxes		Net Earnings Attributable to Parent	Diluted EPS
Reported (GAAP)	$392	$(155)	(b)	168	$.15
Items affecting comparability:
Transaction-related items (a)	103	(6)		97	.08
Discrete tax items	—	(4)		(4)	—
Adjusted (Non-GAAP)	$495	$(165)	(b)	$261	$.23
(a) Reflects legal, advisory and other professional fees associated with the planned WBD Merger.
(b) The reported effective income tax rate for the three months ended March 31, 2026 was 39.5% and the adjusted effective income tax rate, which is calculated as the adjusted provision for income taxes of $165 million divided by adjusted earnings before income taxes of $495 million, was 33.3%. These adjusted measures exclude the items affecting comparability detailed above.

	Predecessor
	Three Months Ended March 31, 2025
	Earnings Before Income Taxes	Provision for Income Taxes		Net Earnings Attributable to Parent	Diluted EPS
Reported (GAAP)	$334	$(100)	(d)	$152	$.22
Items affecting comparability:
Restructuring charges (a)	65	(16)		49	.08
Transaction-related items (b)	20	—		20	.03
Gain on dispositions (c)	(35)	2		(33)	(.05)
Discrete tax items	—	7		7	.01
Adjusted (Non-GAAP)	$384	$(107)	(d)	$195	$.29
(a) Primarily reflects charges for the impairment of lease assets, as further described under Restructuring and Transaction-Related Items.
(b) Reflects legal, advisory, and other professional fees relating to the Skydance Transactions.
(c) Principally reflects a gain associated with the disposition of a noncore business.
(d) The reported effective income tax rate for the three months ended March 31, 2025 was 29.9% and the adjusted effective income tax rate, which is calculated as the adjusted provision for income taxes of $107 million divided by adjusted earnings before income taxes of $384 million, was 27.9%. These adjusted measures exclude the items affecting comparability detailed above.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Consolidated Results of Operations
Revenues

	Three Months Ended March 31,
	Successor		Predecessor		Increase/(Decrease)
		% of Total Revenues		% of Total Revenues
	2026		2025		$	%
Revenues by Type:
Advertising	$2,442	33%	$2,513	35%	$(71)	(3)%
Affiliate and subscription	3,501	48	3,397	47	104	3
Theatrical	152	2	148	2	4	3
Licensing and other	1,252	17	1,134	16	118	10
Total Revenues	$7,347	100%	$7,192	100%	$155	2%

Advertising
Advertising revenues are generated primarily from the sale of advertising spots on our global broadcast and cable networks, television stations, and streaming services.

The 3% decrease in advertising revenue reflects declines in the linear advertising market, partially offset by growth for Paramount+.

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

Affiliate and subscription revenues grew 3%, reflecting an increase of 7% from pricing increases and subscriber growth for Paramount+, partially offset by a decrease of 4% from lower linear affiliate revenues. Paramount+ had 79.6 million subscribers at March 31, 2026 and 77.8 million subscribers at March 31, 2025.

Theatrical
Theatrical revenues increased 3%, driven by the success of the first quarter 2026 release of Scream 7 and the fourth quarter 2025 release of The SpongeBob Movie: Search for SquarePants. The first quarter of 2025 benefited from the fourth quarter 2024 releases of Sonic the Hedgehog 3 and Gladiator II.

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

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Licensing and other revenues increased 10%, driven by the inclusion of Skydance following the Skydance Transactions in August 2025.

Operating Expenses

	Three Months Ended March 31,
	Successor		Predecessor
		% of Operating Expenses		% of Operating Expenses	Increase/(Decrease)
	2026		2025		$	%
Operating expenses by Type:
Content costs	$3,780	78%	$3,861	78%	$(81)	(2)%
Distribution and other	1,075	22	1,100	22	(25)	(2)
Total Operating Expenses	$4,855	100%	$4,961	100%	$(106)	(2)%
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

Content costs decreased 2%, primarily reflecting reductions in programming assets resulting from the pushdown of the Ultimate Parent’s basis and other cost reductions for cable programming, partially offset by the inclusion of Skydance in the current-year period and higher sports costs for Paramount+.

Distribution and Other
Distribution and other operating expenses primarily include costs relating to the distribution of our content, including marketing for theatrical releases; revenue-sharing costs, including for third-party distribution and to television stations affiliated with the CBS Television Network; compensation; and other costs associated with our operations.

Distribution and other operating expenses decreased 2%, driven by lower employee costs.

Selling, General and Administrative Expenses

	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,	Increase/(Decrease)
	2026	2025	$	%
Selling, general and administrative expenses	$1,411	$1,543	$(132)	(9)%
Selling, general and administrative (“SG&A”) expenses include costs incurred for advertising and marketing for our linear networks and streaming services, research, occupancy, professional service fees, and back office support, including employee compensation and technology. SG&A expenses decreased 9%, principally reflecting lower marketing costs and lower compensation costs resulting from our workforce restructuring activities.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Depreciation and Amortization

	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,	Increase/(Decrease)
	2026	2025	$	%
Depreciation and amortization	$362	$88	$274	311%
Depreciation and amortization expense reflects depreciation of fixed assets and amortization of finite-lived intangible assets. The increase primarily reflects amortization of intangible assets established in connection with the pushdown of the Ultimate Parent’s basis (See Note 2 to the consolidated financial statements).

Restructuring and Transaction-Related Items
During the three months ended March 31, 2026 and 2025, we recorded the following restructuring charges and transaction-related items.

	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,
	2026	2025
Restructuring charges	$—	$65
Transaction-related items	103	20
Restructuring and transaction-related items	$103	$85

Restructuring Charges
During the three months ended March 31, 2025, we recorded exit costs of $65 million, primarily for the impairment of lease assets that we ceased use of in connection with initiatives to reduce our real estate footprint and create cost synergies.

Transaction-Related Items
During the three months ended March 31, 2026, we recorded $103 million of transaction-related costs, principally for legal, advisory, and other professional fees associated with the planned WBD Merger. During the three months ended March 31, 2025, we recorded legal, advisory, and other professional fees relating to the Skydance Transactions of $20 million.

Gain on Dispositions
During the first quarter of 2025, we recorded a gain on dispositions totaling $35 million, principally associated with the disposition of a noncore business.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Interest Expense/Income

	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,	Increase/(Decrease)
	2026	2025	$	%
Interest expense	$238	$217	$21	10%
Interest income	$38	$38	$—	—%
In connection with the pushdown of the Ultimate Parent’s basis, our debt was recorded at fair value, which resulted in a decrease to our total debt balance of $898 million. The adjustments to fair value for each of our senior and junior debt issuances are being amortized over the remaining term of the applicable issuance within interest expense. The weighted average interest rate on our senior and junior debt was 5.20% at March 31, 2026 (Successor) and 5.17% at March 31, 2025 (Predecessor). In addition, during the first quarter of 2026 we incurred $11 million of interest expense associated with a $2.15 billion borrowing under our Credit Facility at an interest rate of 5.39% (see Capital Structure). Credit facility borrowings outstanding at the closing of the WBD Merger are expected to be repaid with the funding from the private placement described in Note 1 to the consolidated financial statements.
Other Items, Net
The following table presents the components of “Other items, net.”

	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,
	2026	2025
Pension and postretirement benefit costs	$18	$34
Foreign exchange loss	4	3
Other	2	—
Other items, net	$24	$37
Provision for Income Taxes
The provision for income taxes represents federal, state and local, and foreign taxes on earnings (loss) before income taxes and equity in loss of investee companies. For the three months ended March 31, 2026 (Successor), we recorded a provision for income taxes of $155 million, reflecting an effective income tax rate of 39.5%. Included in the provision for income taxes are the following items identified as affecting the comparability of our results, which in aggregate increased our effective income tax rate by 6.2 percentage points, reflecting an adjusted effective income tax rate of 33.3%.

	Impact from Items Affecting Comparability
	Successor
	Three Months Ended March 31, 2026
	Earnings Before Income Taxes	Benefit from Income Taxes
Transaction-related items	$(103)	$6
Net discrete tax benefit	n/a	$4
n/a - not applicable

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
For the three months ended March 31, 2025 (Predecessor), we recorded a provision for income taxes of $100 million, reflecting an effective income tax rate of 29.9%. Included in the provision for income taxes are the following items identified as affecting the comparability of our results, which in aggregate increased our effective income tax rate by 2.0 percentage points.

	Impact from Items Affecting Comparability
	Predecessor
	Three Months Ended March 31, 2025
	Earnings (Loss) Before Income Taxes	Benefit from (Provision for) Income Taxes
Restructuring charges	$(65)	$16
Transaction-related items	$(20)	$—
Gain from dispositions	$35	$(2)
Net discrete tax provision	n/a	$(7)
n/a - not applicable
Equity in Loss of Investee Companies, Net of Tax
The following table presents equity in loss of investee companies for our equity-method investments.

	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,	Increase/(Decrease)
	2026	2025	$	%
Equity in loss of investee companies	$(62)	$(74)	$(12)	(16)%
Tax benefit	—	1	(1)	n/m
Equity in loss of investee companies, net of tax	$(62)	$(73)	$(11)	(15)%
n/m - not meaningful
Net Earnings Attributable to Parent and Diluted EPS

	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,	Increase/(Decrease)
	2026	2025	$	%
Net earnings attributable to Parent	$168	$152	$16	11%
Diluted EPS	$.15	$.22	$(.07)	(32)%
For the three months ended March 31, 2026 (Successor), we reported net earnings attributable to Parent of $168 million, or $.15 per diluted share, compared with a net earnings attributable to Parent of $152 million, or $.22 per diluted share, for three months ended March 31, 2025 (Predecessor). The decrease in diluted EPS reflects shares issued in connection with the Skydance Transactions and the NAI Transaction (see Note 10 to the consolidated financial statements).

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Segment Results of Operations
Beginning in 2026, we transitioned our reporting structure into three new segments: Studios, Direct-to-Consumer, and TV Media. Under the new segment structure, our Studios segment reflects the combination of the historical Filmed Entertainment segment with the historical TV Media studio operations, consolidating our content creation activities. Additionally, our premium cable channel, Paramount+ with Showtime, which was previously under the TV Media segment, is now managed under the Direct-to-Consumer segment. Concurrent with the change to our segments, we updated our segment expense allocations to better reflect how we operate and make cost decisions across the business (together with the segment change, the “new segment presentation”). Certain centralized costs that were previously allocated at the segment level are now reported within corporate expenses.
The tables below set forth our financial information by reportable segment. As a result of the new accounting basis established in connection with the Skydance Transactions and NAI Transaction, which makes our results of operations not comparable between the Successor and Predecessor periods, we are required to present segment information for the Predecessor for the first quarter of 2025 based on our previous segments, Filmed Entertainment, Direct-to-Consumer, and TV Media. In addition, in order to provide useful information for investors that is consistent with the manner in which our management reviews our results, on the following pages we have provided supplemental non-GAAP presentations reflecting the Predecessor amounts for the first quarter of 2025 recast under the new segment presentation, as well as the related reconciliations from the GAAP presentation.

	GAAP		Non-GAAP (a)
	Successor	Predecessor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,	Three Months Ended March 31,
	2026	2025	2025
Revenues:
	Studios	Filmed Entertainment	Studios
Theatrical	$152	$148	$148
Licensing and other	1,127	476	1,006
Advertising	4	3	5
Total	1,283	627	1,159
	Direct-to-Consumer	Direct-to-Consumer (b)	Direct-to-Consumer
Advertising	517	473	473
Affiliate and subscription	1,881	1,571	1,678
Total	2,398	2,044	2,151
	TV Media	TV Media (b)	TV Media
Advertising	1,921	2,038	2,036
Affiliate and subscription	1,620	1,826	1,719
Licensing and other	125	674	129
Total	3,666	4,538	3,884
	Eliminations	Eliminations	Eliminations
	—	(17)	(2)
Total Revenues	$7,347	$7,192	$7,192

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

GAAP				Non-GAAP (a)
	Successor		Predecessor		Predecessor
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2026		2025		2025
Adjusted EBITDA:		Adjusted OIBDA(b):		Adjusted EBITDA:
Studios	$164	Filmed Entertainment	$20	Studios	$82
Direct-to-Consumer	251	Direct-to-Consumer (c)	(109)	Direct-to-Consumer	(4)
TV Media	1,055	TV Media (c)	922	TV Media	951
Corporate/ Eliminations	(309)	Corporate/ Eliminations	(101)	Corporate/ Eliminations	(297)
Stock-based compensation	(80)	Stock-based compensation	(44)	Stock-based compensation	(44)
Depreciation and amortization	(362)	Depreciation and amortization	(88)	Depreciation and amortization	(88)
Transaction-related items	(103)	Restructuring and transaction-related items	(85)	Restructuring and transaction-related items	(85)
Gain on dispositions	—	Gain on dispositions	35	Gain on dispositions	35
Operating income	616	Operating income	550	Operating income	550
Interest expense, net	(200)	Interest expense, net	(179)	Interest expense, net	(179)
Other items, net	(24)	Other items, net	(37)	Other items, net	(37)
Earnings before income taxes and equity in loss of investee companies	392	Earnings before income taxes and equity in loss of investee companies	334	Earnings before income taxes and equity in loss of investee companies	334
Provision for income taxes	(155)	Provision for income taxes	(100)	Provision for income taxes	(100)
Equity in loss of investee companies, net of tax	(62)	Equity in loss of investee companies, net of tax	(73)	Equity in loss of investee companies, net of tax	(73)
Net earnings (Parent and noncontrolling interests)	175	Net earnings (Parent and noncontrolling interests)	161	Net earnings (Parent and noncontrolling interests)	161
Net earnings attributable to noncontrolling interests	(7)	Net earnings attributable to noncontrolling interests	(9)	Net earnings attributable to noncontrolling interests	(9)
Net earnings attributable to Parent	$168	Net earnings attributable to Parent	$152	Net earnings attributable to Parent	$152
(a) As discussed above, Adjusted EBITDA by segment recast under our new segment presentation is non-GAAP. See Studios, Direct-to-Consumer, and TV Media on the following pages for reconciliations from the GAAP segment presentation for the first quarter of 2025 to the non-GAAP recast amounts. All other amounts in this table are presented on a GAAP basis.
(b) In the first quarter of 2026, we renamed our primary measure of profit and loss for our operating segments from Adjusted OIBDA to Adjusted EBITDA. See Note 13 to the consolidated financial statements for further discussion.
(c) Reflects the historical segment composition for Direct-to-Consumer and TV Media.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Studios/Filmed Entertainment
Our Studios segment consists of our television and film studio operations, including CBS Studios, Paramount Television Studios, Nickelodeon Animation, Paramount Pictures, Paramount Animation, and Miramax, as well as Skydance Animation, Film, Television, and Interactive/Games, and Paramount Sports Entertainment. For the Predecessor period, our Filmed Entertainment segment was most comparable to our new Studios segment and excluded studio operations related to our TV Media businesses, including CBS Studios and Paramount Television Studios.
Three Months Ended March 31, 2026 and 2025

	GAAP			Non-GAAP
	Successor	Predecessor		Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,		Three Months Ended March 31,	Increase/(Decrease) (e)
	2026	2025		2025	$	%
	Studios	Filmed Entertainment	Adjustments (d)	Studios
Theatrical	$152	$148	$—	$148	$4	3%
Licensing and other	1,127	476	530	1,006	121	12
Advertising (a)	4	3	2	5	(1)	(20)
Revenues	1,283	627	532	1,159	124	11

Content costs	816	321	417	738	78	11
Advertising and marketing	100	116	1	117	(17)	(15)
Other (b)	203	170	52	222	(19)	(9)
Expenses	1,119	607	470	1,077	42	4

Adjusted EBITDA/ Adjusted OIBDA (c)	$164	$20	$62	$82	$82	100%
(a) Primarily reflects advertising revenues earned from the use of Studios content on third-party digital platforms.
(b) Other segment expenses for our Studios segment include employee compensation; costs relating to the distribution of our content; costs for occupancy, technology, and professional services; and other costs associated with our operations.
(c) In the first quarter of 2026, we renamed our primary measure of profit and loss for our operating segments from Adjusted OIBDA to Adjusted EBITDA. See note 13 to the consolidated financial statements.
(d) Reflects the inclusion of the historical TV Media studio operations and updates to our segment expense allocations to better reflect how we operate and make cost decisions across the business.
(e) Reflects the comparison between the Successor results for the three months ended March 31, 2026 to the non-GAAP Predecessor results for the three months ended March 31, 2025.
Revenues
Theatrical
Theatrical revenues for the first quarter of 2026 benefited from the success of Scream 7 and the fourth quarter 2025 release of The SpongeBob Movie: Search for SquarePants. The first quarter of 2025 benefited from the fourth quarter 2024 releases of Sonic the Hedgehog 3 and Gladiator II.

Licensing and Other
Licensing and other revenues include Skydance revenues in 2026.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Expenses
Content Costs
Content costs in 2026 include costs for Skydance and our television studio operations, which were not in the Predecessor segment results. In addition, content costs associated with films in theaters during the period were lower in 2026.

Advertising and Marketing
Advertising and marketing expenses in each quarter reflect the mix of films in theaters.

Other
Other expenses in the first quarter of 2026 include costs for Skydance and our television studio operations, which were not in the Predecessor segment results. The 9% decrease on a non-GAAP basis was driven by lower costs associated with the distribution of theatrical library titles.

Adjusted EBITDA
Adjusted EBITDA in the first quarter of 2026 benefited from the mix of titles licensed.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Direct-to-Consumer
Our Direct-to-Consumer segment consists of our portfolio of domestic and international pay and free streaming services, including Paramount+, Pluto TV, and BET+, as well as our domestic premium cable network, Paramount+ with Showtime. For the Predecessor period, the Direct-to Consumer segment excluded Paramount+ with Showtime.
Three Months Ended March 31, 2026 and 2025

	GAAP			Non-GAAP
	Successor	Predecessor		Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,		Three Months Ended March 31,	Increase /(Decrease) (d)
	2026	2025		2025	$	%
	Direct-to-Consumer	Direct-to-Consumer	Adjustments (c)	Direct-to-Consumer
Advertising	$517	$473	$—	$473	$44	9%
Affiliate and subscription	1,881	1,571	107	1,678	203	12
Revenues	2,398	2,044	107	2,151	247	11

Content costs	1,246	1,215	15	1,230	16	1
Advertising and marketing	315	341	18	359	(44)	(12)
Other (a)	586	597	(31)	566	20	4
Expenses	2,147	2,153	2	2,155	(8)	—

Adjusted EBITDA/ Adjusted OIBDA (b)	$251	$(109)	$105	$(4)	$255	n/m
n/m - not meaningful
(a) Other segment expenses for our Direct-to-Consumer segment include employee compensation; revenue-sharing costs, including for third-party distribution; costs for occupancy, technology, and professional services; and other costs associated with our operations.
(b) In the first quarter of 2026, we renamed our primary measure of profit and loss for our operating segments from Adjusted OIBDA to Adjusted EBITDA. See Note 13 to the consolidated financial statements.
(c) Reflects the inclusion of our premium cable channel, Paramount+ with Showtime, which was included in the TV Media segment in 2025, and updates to our segment expense allocations to better reflect how we operate and make cost decisions across the business.
(d) Reflects the comparison between the Successor results for the three months ended March 31, 2026 to the Non-GAAP Predecessor results for the three months ended March 31, 2025.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,	Increase /(Decrease)
Paramount+ (Global)	2026	2025	$	%
Revenues	$1,974	$1,686	$288	17%
Subscribers (in millions) (a)	79.6	77.8	1.8	2%
ARPU (in dollars) (b)	$8.30	$7.30	$1.00	14%
(a) Subscribers include customers who are registered for Paramount+, either directly through our owned and operated apps and websites, or through third-party distributors. Subscribers also include customers who are provided with access through a subscription bundle with a domestic linear video streaming service (vMVPD) or an international third-party distributor. Our subscriber count includes only paid subscriptions and reflects the number of subscribers as of the applicable period-end date.
(b) We calculate average revenue per subscriber (“ARPU”) as total Paramount+ revenues during the applicable period divided by the average of Paramount+ subscribers at the beginning and end of the period, further divided by the number of months in the period.
Revenues
Advertising
The increase in advertising revenues reflects growth in impressions for Paramount+. Advertising revenues in 2026 benefited from the streaming of UFC events on Paramount+ under our new rights agreement that began in January 2026.

Affiliate and Subscription
Affiliate and subscription revenues for the first quarter of 2026 benefited from pricing increases and growth in Paramount+ subscribers. Subscriber growth of 0.7 million from December 31, 2025 benefited from the UFC on Paramount+ and the continued success of Landman in the first quarter of 2026. The increase in subscribers was partially offset by a decrease of 1.2 million subscribers from the nonrenewal of an international distribution agreement.
Compared with March 31, 2025, subscribers increased 1.8 million, or 2%, driven by growth in domestic subscribers, partially offset by a decline in international subscribers, primarily due to the nonrenewal of international distribution agreements.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Expenses
Content Costs
Content costs during the first quarter of 2026 include costs associated with the streaming of UFC on Paramount+, as well as the impact from a net reduction in programming assets resulting from the pushdown of the Ultimate Parent’s basis.

Advertising and Marketing
Advertising and marketing expenses for the first quarter of 2026 include the impact from cost savings initiatives, which led to the 12% decrease compared with the non-GAAP Predecessor presentation.

Other
Other expenses for the first quarter of 2026 reflect the impact from higher revenue sharing costs, mainly for third-party distribution.

Adjusted EBITDA
Adjusted EBITDA in the first quarter of 2026 benefited from increases in pricing and subscribers for Paramount+.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
TV Media
Our TV Media segment consists of our (1) broadcast operations—the CBS Television Network, our domestic broadcast television network; CBS Stations, our owned television stations; and our international free-to-air networks, including Network 10 and Channel 5; (2) domestic basic cable networks, including MTV, Comedy Central, Paramount Network, The Smithsonian Channel, Nickelodeon, BET Media Group, CBS Sports Network, and international extensions of certain of these brands; and (3) CBS Media Ventures, which produces and distributes first-run syndicated programming. TV Media also includes a number of digital properties such as CBS News 24/7 for 24-hour news and CBS Sports HQ for sports news and analysis. For the Predecessor period, the TV Media segment also included television studio operations and the premium cable network, Paramount+ with Showtime.
Three Months Ended March 31, 2026 and 2025

	GAAP			Non-GAAP
	Successor	Predecessor		Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,		Three Months Ended March 31,	Increase/(Decrease) (d)
	2026	2025		2025	$	%
	TV Media	TV Media	Adjustments (c)	TV Media
Advertising	$1,921	$2,038	$(2)	$2,036	$(115)	(6)%
Affiliate and subscription	1,620	1,826	(107)	1,719	(99)	(6)
Licensing and other	125	674	(545)	129	(4)	(3)
Revenues	3,666	4,538	(654)	3,884	(218)	(6)

Content costs	1,719	2,343	(447)	1,896	(177)	(9)
Advertising and marketing	80	153	(20)	133	(53)	(40)
Other (a)	812	1,120	(216)	904	(92)	(10)
Expenses	2,611	3,616	(683)	2,933	(322)	(11)

Adjusted EBITDA/ Adjusted OIBDA (b)	$1,055	$922	$29	$951	$104	11%
(a) Other segment expenses for our TV Media segment include employee compensation; revenue-sharing costs to television stations affiliated with the CBS Television Network; costs relating to the distribution of our content; costs for research, occupancy, technology, and professional services; and other costs associated with our operations.
(b) In the first quarter of 2026, we renamed our primary measure of profit and loss for our operating segments from Adjusted OIBDA to Adjusted EBITDA. See Note 13 to the consolidated financial statements.
(c) Reflects the transfer of the historical TV Media studio operations to the Studios segment and our premium cable channel, Paramount+ with Showtime, to the Direct-to-Consumer segment, and updates to our segment expense allocations to better reflect how we operate and make cost decisions across the business.
(d) Reflects the comparison between the Successor results for the three months ended March 31, 2026 to the Non-GAAP Predecessor results for the three months ended March 31, 2025.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	GAAP			Non-GAAP
	Successor	Predecessor		Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,		Three Months Ended March 31,	Increase/(Decrease)
	2026	2025		2025	$	%
Advertising revenues	TV Media	TV Media	Adjustments	TV Media
Domestic	$1,737	$1,798	$(2)	$1,796	$(59)	(3)%
International	184	240	—	240	(56)	(23)
Total	$1,921	$2,038	$(2)	$2,036	$(115)	(6)%
Revenues
Advertising
Advertising revenues in the first quarter of 2026 were impacted by declines in the linear advertising market, and a 2% impact from the absence of advertising revenues from Telefe and Chilevisión, which were sold in October 2025 and January 2026, respectively. These decreases were partially offset by a 1% increase from higher political advertising revenues.

Affiliate and Subscription
Affiliate and subscription revenues in the first quarter of 2026 were impacted by declines in linear subscribers.

Licensing and Other
Licensing and other revenues in 2026 primarily include revenues from the licensing of first-run syndicated programming.

Expenses
Content costs, advertising and marketing expenses, and other expenses in the first quarter of 2026 benefited from cost savings initiatives. Content costs in the first quarter of 2026 also reflect the impact from a net reduction in programming assets resulting from the pushdown of the Ultimate Parent’s basis.

Adjusted EBITDA
Adjusted EBITDA in the first quarter of 2026 reflects the impact of cost savings initiatives.
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

Our investing and financing spending includes capital expenditures; acquisitions; funding of investments, including our streaming joint venture, SkyShowtime, under which we and our joint venture partner committed to support initial operations over a multiyear period; discretionary share repurchases; dividends; and principal payments on our outstanding indebtedness. Our long-term debt obligations due over the next five years, which includes the

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
borrowings under our Credit Facility described below, were $6.40 billion as of March 31, 2026. We routinely assess our capital structure and opportunistically enter into transactions to manage our outstanding debt maturities, which could result in a charge from the early extinguishment of debt.

Funding for both our short-term and long-term operating, investing and financing needs will come primarily from cash flows from operating activities, cash and cash equivalents, which were $1.94 billion as of March 31, 2026, and our ability to refinance our debt. Any additional cash funding requirements are financed with short-term borrowings, including commercial paper, and long-term debt. To the extent that commercial paper is not available to us, the borrowing capacity under our Credit Facility, which increased from $3.5 billion to $5.0 billion in April 2026 (see Capital Structure) is sufficient to satisfy short-term borrowing needs. In the first quarter of 2026, in connection with the payment of the $2.8 billion termination fee to Netflix, we borrowed $2.15 billion under the Credit Facility. As of May 1, 2026, the remaining availability under the Credit Facility was $2.85 billion. Credit facility borrowings outstanding at the closing of the WBD Merger are expected to be repaid with the funding from the private placement described in Note 1 to the consolidated financial statements.

Our access to capital markets and the cost of any new borrowings are impacted by factors outside our control, including economic and market conditions, as well as by ratings assigned by independent rating agencies. As a result, there can be no assurance that we will be able to access capital markets on terms and conditions favorable to us.
Cash Flows
The changes in cash and cash equivalents were as follows:

	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,
	2026	2025
Net cash flow provided by operating activities	$185	$180
Net cash flow used for investing activities	(2,976)	(69)
Net cash flow provided by (used for) financing activities	1,484	(139)
Effect of exchange rate changes on cash and cash equivalents	(26)	40
Net (decrease) increase in cash and cash equivalents	$(1,333)	$12
Operating Activities
Net cash flow provided by operating activities includes payments of $172 million for the three months ended March 31, 2026 (Successor) and $108 million for the three months ended March 31, 2025 (Predecessor) associated with restructuring, transaction-related items and transformation initiatives. Our transformation initiatives are related to advancing our technology, including the unification and evolution of systems and platforms, and migration to the cloud.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Investing Activities

	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,
	2026	2025
Investments	$(92)	$(73)
Capital expenditures (a)	(89)	(57)
Advance consideration for WBD acquisition (b)	(2,800)	—
Proceeds from dispositions (c)	11	61
Other investing activities	(6)	—
Net cash flow used for investing activities	$(2,976)	$(69)
(a) Includes payments associated with the implementation of our transformation initiatives of $9 million for the 2026 period.
(b) Reflects the termination fee paid to Netflix, on behalf of WBD (See Note 15 to the consolidated financial statements).
(c) 2025 primarily reflects proceeds received from the disposition of a noncore business, and both periods include the collection of receivables associated with the 2022 sale of a 37.5% interest in The CW.
Financing Activities

	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,
	2026	2025
Borrowings under credit facility	$2,150	$—
Repayment of debt	(347)	—
Dividends paid on common stock	(61)	(36)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(74)	(26)
Payments to noncontrolling interests	(183)	(77)
Other financing activities	(1)	—
Net cash flow provided by (used for) financing activities	$1,484	$(139)
Common Stock Dividends
The following table presents dividends declared per share and total dividends for Paramount Skydance Corporation Class B Common Stock for the Successor period and Paramount Global’s Class A and Class B Common Stock for the Predecessor period.

	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,
	2026	2025
Class A and Class B Common Stock
Dividends declared per common share	$.05	$.05

Total common stock dividends	$60	$35

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Capital Structure
The following table sets forth our debt.

	At	At
	March 31, 2026	December 31, 2025
Senior debt	$11,714	$12,038
Junior debt	1,617	1,617
Borrowings under credit facility	2,150	—
Obligations under finance leases	2	3
Total debt (a)	15,483	13,658
Less current portion	662	433
Total long-term debt, net of current portion	$14,821	$13,225
(a) At March 31, 2026 and December 31, 2025, our total senior and junior debt was net of unamortized fair value adjustments of $1.30 billion and $1.32 billion, respectively, recorded in connection with the pushdown of the Ultimate Parent’s basis (see Note 2 to the consolidated financial statements). The face value of our total debt at March 31, 2026 and December 31, 2025 was $16.78 billion and $14.98 billion, respectively.
Senior Debt
At March 31, 2026, our senior debt was comprised of senior notes and debentures due between 2026 and 2050 with interest rates ranging from 2.90% to 7.875%.

In January 2026, we repaid our $347 million of 4.0% senior notes at maturity.

Junior Debt
At March 31, 2026, our junior debt was comprised of $628 million 6.25% junior subordinated debentures due 2057 and $989 million 6.375% junior subordinated debentures due 2062. The subordination and extended term, as well as an interest deferral option of our junior subordinated debentures, provide significant credit protection measures for senior creditors and, as a result of these features, the debentures received a 50% equity credit by Standard & Poor’s Rating Services, Fitch Ratings Inc., and Moody’s Investors Service, Inc.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Supplemental Guarantor Financial Information
Paramount Global is a 100% owned subsidiary of Paramount Skydance Corporation. Upon the closing of the Skydance Transactions, Paramount Skydance Corporation provided a full and unconditional parent guarantee of Paramount Global’s senior and junior debt. None of Paramount Skydance Corporation’s other subsidiaries are guarantors of Paramount Global’s debt.

The tables below present combined summarized financial information for Paramount Skydance Corporation, the parent guarantor, and Paramount Global, the issuer (jointly the “Obligor Group”) as standalone companies after elimination of intercompany transactions and balances, and do not include nonguarantor and nonissuer subsidiaries. This summarized financial information has been prepared and presented pursuant to the Securities and Exchange Commission Regulation S-X Rule 13-01, “Financial Disclosures about Guarantors and Issuers of Guaranteed Securities” and is not intended to present the financial position or results of operations of the Obligor Group in accordance with U.S. GAAP.

Summarized Statement of Operations
	Three Months Ended March 31,	Period From August 7, - December 31,
	2026	2025
Operating loss	$(104)	$(82)
Interest expense, net	$(203)	$(306)
Intercompany interest	$(75)	$(132)
Net loss	$(414)	$(546)

Summarized Balance Sheets
	At	At
	March 31, 2026	December 31, 2025
Current assets	$565	$1,350
Noncurrent assets	$274	$293
Debt, current	$661	$432
Current liabilities	$637	$664
Long-term debt	$14,820	$13,223
Noncurrent liabilities	$2,183	$2,222
Notes payable to nonguarantor subsidiaries	$1,601	$975

Commercial Paper
At both March 31, 2026 and December 31, 2025, we had no outstanding commercial paper borrowings.

Credit Facility
In April 2026, we entered into an amendment to our revolving credit facility (the “Credit Facility”), increasing the commitments from $3.50 billion to $5.00 billion, which will be reduced to $4.94 billion in January 2027 through maturity in January 2028. The Credit Facility is used for general corporate purposes and to support commercial paper borrowings, if any. We may, at our option, also borrow in certain foreign currencies up to specified limits under the Credit Facility. Borrowing rates under the Credit Facility are determined at the time of each borrowing and are generally based on either the prime rate in the U.S. or an applicable benchmark rate plus a margin (based on our senior unsecured debt rating), depending on the type and tenor of the loans entered into. The benchmark rate

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
for loans denominated in U.S. dollars is Term SOFR, and for loans denominated in euros, sterling and yen is based on EURIBOR, SONIA and TIBOR, respectively. In the first quarter of 2026, in connection with the $2.8 billion termination fee paid to Netflix, we borrowed $2.15 billion under the Credit Facility, which remained outstanding at March 31, 2026, at an interest rate of 5.39% based on SOFR on the borrowing date plus 1.625%. The remaining availability under the Credit Facility at March 31, 2026 was $1.35 billion and at May 1, 2026 was $2.85 billion. Credit facility borrowings outstanding at the closing of the WBD Merger are expected to be repaid with the funding from the private placement described in Note 1 to the consolidated financial statements.

The Credit Facility has one principal financial covenant which sets a maximum Consolidated Total Leverage Ratio (“Leverage Ratio”) at the end of each quarter. The maximum Leverage Ratio was 4.50x for the quarter ended March 31, 2026 and will remain at this level until maturity. The Leverage Ratio reflects the ratio of our Consolidated Indebtedness, net of a maximum of $3.0 billion of unrestricted cash and cash equivalents at the end of a quarter, to our Consolidated EBITDA (each as defined in the credit agreement) for the trailing twelve-month period. We met the covenant as of March 31, 2026.

Other Bank Borrowings
At both March 31, 2026 and December 31, 2025, there were no outstanding bank borrowings under Miramax’s $50 million credit facility that matures in November 2027.
Guarantees
Letters of Credit and Surety Bonds
At March 31, 2026, we had outstanding letters of credit and surety bonds of $2.06 billion that were not recorded on the Consolidated Balance Sheet, including $1.82 billion issued under a $1.9 billion standby letter of credit facility. In accordance with the contractual requirements of one of our commitments, the letter of credit outstanding under this facility increases and decreases consistent with the related contractual commitment. Letters of credit and surety bonds are primarily used as security against non-performance in the normal course of business under contractual requirements of certain of our commitments. The standby letter of credit facility, which matures in May 2027, is subject to provisions similar to the Credit Facility, including the same principal financial covenant (see Note 7 to the consolidated financial statements).

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
Legal Matters
See Legal Matters section in Note 14 to the consolidated financial statements.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Cautionary Note Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains both historical and forward-looking statements, including statements related to our future financial results and performance, potential achievements and transactions (including in connection with our pending merger with Warner Bros. Discovery, Inc.) and their expected benefits, and industry trends and developments. All statements that are not statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. These forward-looking statements reflect our current expectations concerning future results and events; can generally be identified by the use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “may,” “could,” “estimate” or other similar words or phrases; and involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. These risks, uncertainties and other factors include, among others: risks related to our streaming business; the adverse impact on our advertising revenues as a result of changes in consumer behavior, advertising market conditions and deficiencies in audience measurement; risks related to operating in highly competitive and dynamic industries; the unpredictable nature of consumer behavior, as well as evolving technologies and distribution models; risks related to our decisions to invest in new businesses, products, services and technologies, and the evolution of our business strategy; the potential for loss of carriage or other reduction in or the impact of negotiations for the distribution of our content; damage to our reputation or brands; losses due to asset impairment charges for goodwill, content and long-lived assets, including finite-lived intangible assets; liabilities related to discontinued operations and former businesses; increasing scrutiny of, and evolving expectations for, sustainability initiatives; evolving business continuity, cybersecurity, privacy and data protection and similar risks; challenges in protecting and maintaining our intellectual property rights; domestic and global political, economic and regulatory factors affecting our businesses generally; the inability to hire or retain key employees or secure creative talent; disruptions to our operations as a result of labor disputes; risks and costs associated with the integration of, and our ability to integrate, the businesses of Paramount Global and Skydance Media, LLC successfully and to achieve anticipated synergies; litigation relating to the Skydance Transactions potentially resulting in substantial costs; volatility in the price of our Class B common stock; the effect our dual-class capital structure and the concentrated ownership may have on the price of our Class B common stock or business; risks related to a private sale of a controlling interest in our Company, including that our stockholders may not realize any change of control premium on shares of our Class B common stock and that we may become subject to the control of a presently unknown third party; risks associated with our status as a “controlled company” under Nasdaq rules, including our exemption from certain corporate governance requirements; risks associated with the lack of voting rights of our Class B common stock; risks that anti-takeover provisions in our amended and restated certificate of incorporation (“Charter”) and amended and restated bylaws, and under Delaware law could deter, delay, or prevent a change of control; risks that exclusive forum provisions in our Charter could limit a stockholder’s choice of forum for certain claims and discourage lawsuits against our directors and officers; risks that corporate opportunity provisions in our Charter could permit certain persons to pursue competitive opportunities that might otherwise be available to us; risks associated with our holding company structure, including our dependence on distributions from our subsidiaries to meet our tax obligations and other cash requirements; disruptions the WBD Merger may cause to our and WBD’s business and commercial relationships; the negative impact that a failure to consummate the WBD Merger could have on our business, financial condition, results of operations and stock price; the risk that the WBD Merger may be prevented or delayed or the anticipated benefits reduced if we do not obtain certain regulatory approvals; the risk that the WBD Merger Agreement may be terminated in accordance with its terms, including if any conditions to the closing of the WBD Merger are not satisfied; the risk that litigation relating to the WBD Merger could prevent or delay the closing of the WBD Merger or result in the payment of damages after closing; challenges realizing synergies and other anticipated benefits expected from the WBD Merger, including integrating WBD’s business successfully;

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
risks to our business, financial condition or results of operations as a result of the incurrence of substantial costs and indebtedness in connection with the WBD Merger; risks of reduced ownership and economic interest by our existing stockholders as a result of the WBD Merger; and other factors described in our news releases and filings with the Securities and Exchange Commission, including but not limited to our most recent Annual Report on Form 10-K and our reports on Form 10-Q and Form 8-K. There may be additional risks, uncertainties and factors that we do not currently view as material or that are not necessarily known. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date hereof, and we do not undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
There have been no significant changes to market risk since reported in our Annual Report on Form 10-K for the year ended December 31, 2025.

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
In addition to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2025 (filed with the Securities and Exchange Commission on February 25, 2026), the following risks relating to the WBD Merger could adversely affect our business, financial condition or results of operations before and after the completion of the WBD Merger.
Risks Relating to the WBD Merger
The proposed WBD Merger may cause disruption in our and WBD’s business and commercial relationships.
The proposed WBD Merger could cause disruptions to our business or commercial relationships, or those of WBD, which could have an adverse impact on our and WBD’s business, financial condition or results of operations. Parties with which we or WBD have business relationships may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with us. Parties with whom we or WBD otherwise may have sought to establish business relationships may seek alternative relationships with third parties. We have experienced, and may continue to experience, negative publicity relating to the WBD Merger, which could have an adverse effect on our or WBD’s ongoing operations including, but not limited to, retaining and attracting employees and creative talent, maintaining our relationships with existing customers and obtaining potential new customers. We compete with other content creators for creative talent, including producers, directors, actors and writers and if we fail to retain or attract new key employees or creative talent, our business, financial condition or results of operations could be adversely affected.
The pursuit of the WBD Merger and the preparation for the integration of WBD may place a significant burden on our management and internal resources. The diversion of management’s attention away from day-to-day business concerns and any difficulties encountered in the transition and integration process could adversely affect our business, financial condition or results of operations.
Failure to consummate the WBD Merger could negatively impact our business, financial condition, results of operations and stock price.
The WBD Merger cannot be consummated until conditions to Closing (as defined in the WBD Merger Agreement) are satisfied or, if permissible under applicable law, waived. The WBD Merger is subject to numerous Closing conditions, including the receipt of required regulatory approvals. See “—The WBD Merger is subject to a number of Closing conditions and, if these conditions are not satisfied, the WBD Merger Agreement may be terminated in accordance with its terms and the WBD Merger may not be consummated. In addition, the parties have the right to terminate the WBD Merger Agreement under certain circumstances, in which case the WBD Merger would not be consummated.”
There can be no assurance that the conditions to completion of the WBD Merger, including the receipt of required regulatory approvals, will be satisfied or waived on a timely basis or at all. Further, there can be no assurance that governmental authorities will not impose conditions, terms, obligations or restrictions and that such conditions, terms, obligations or restrictions will not have the effect of delaying or preventing consummation of the WBD Merger. If WBD or Paramount is required to divest assets or businesses, there can be no assurance that we or WBD will be able to negotiate such divestitures expeditiously or on favorable terms or that the governmental authorities will approve the terms of such divestitures. In addition, we can provide no assurance that these conditions, terms, obligations or restrictions will not result in the abandonment of the WBD Merger. If the conditions to completion of the WBD Merger are not satisfied or waived, we may be unable to complete the WBD Merger in the timeframe or manner currently anticipated or at all.
If the WBD Merger is not completed by September 30, 2026, we have agreed in the WBD Merger Agreement to pay as merger consideration to WBD stockholders an additional amount in cash equal to $0.00277778 multiplied by the number of calendar days elapsed after September 30, 2026, to and including the closing date (which, for the avoidance of doubt, will not exceed $0.25 per 90 calendar day period).
Additionally, if the WBD Merger is not completed, our ongoing business may be adversely affected and we will be subject to several risks or consequences, including:
•we may be required, under certain circumstances, to pay WBD the Regulatory Termination Fee (as defined in the WBD Merger Agreement);
•we will be required to pay certain costs relating to the WBD Merger, whether or not the WBD Merger is consummated, such as significant fees and expenses relating to financial advisory, legal, accounting, consulting or other advisory fees or expenses, employee-benefit or related expenses, regulatory filings or filing and printing fees; or
•matters relating to the WBD Merger may require substantial commitments of time and resources by our management or the expenditure of significant funds in the form of fees and expenses, which could otherwise have been devoted to day-to-day operations or other opportunities that may have been beneficial to us.
In addition, if the WBD Merger is not consummated, we may experience negative reactions from the financial markets or from our employees, commercial partners, clients or customers. We could also be subject to litigation, including litigation related to failure to consummate the WBD Merger or to enforce our obligations under the WBD Merger Agreement. If the WBD Merger is not consummated, there can be no assurance that the risks described above will not materially affect our business, financial condition, results of operations or stock price. For a description of the circumstances under which the Regulatory Termination Fee is payable, see the WBD Merger Agreement.
Paramount and WBD must obtain certain regulatory approvals in order to consummate the WBD Merger; if such approvals are not obtained or are obtained with conditions, the WBD Merger may be prevented or delayed or the anticipated benefits of the WBD Merger could be reduced.
The Closing is conditioned upon, among other things, the clearance or approval by various regulatory authorities in the United States and other jurisdictions. As a condition to granting the necessary approvals or clearances, regulatory authorities may impose conditions, terms, obligations or restrictions or require divestitures or place restrictions on our business after consummation of the WBD Merger. Any such requirements or restrictions sought by regulatory authorities could negatively affect our business, financial condition or results of operations following consummation of the WBD Merger. Any such requirements or restrictions may prevent or delay consummation of the WBD Merger or may reduce the anticipated benefits of the WBD Merger, which could also have a material adverse effect on our business, financial condition or results of operations.

The WBD Merger is subject to a number of Closing conditions and, if these conditions are not satisfied, the WBD Merger Agreement may be terminated in accordance with its terms and the WBD Merger may not be consummated. In addition, the parties have the right to terminate the WBD Merger Agreement under certain circumstances, in which case the WBD Merger would not be consummated.
The WBD Merger is subject to a number of Closing conditions and, if these conditions are not satisfied or waived (to the extent permitted by law), the WBD Merger may not be consummated. These conditions include: (i) the expiration of certain mandatory waiting periods or receipt of certain other clearances or affirmative approvals of certain governmental bodies, agencies or authorities and (ii) the absence of any law or order, issued by a court or governmental entity of competent jurisdiction, restraining, enjoining, prohibiting or preventing the consummation of the WBD Merger. Each of WBD’s and Paramount’s obligations to consummate the WBD Merger is also subject to certain other conditions, including, among others, the compliance with pre-closing covenants by and the accuracy of the representations and warranties of WBD (on the part of Paramount), on the one hand, and Paramount and Merger Sub (as defined in the WBD Merger Agreement) (on the part of WBD), on the other hand (in each case, subject to certain qualifications). Paramount’s obligation to consummate the WBD Merger is also subject to (x) the absence of certain changes that have had, or would reasonably be expected to have, a material adverse effect with respect to the Streaming and Studios segments of WBD and (y) WBD not having completed the separation of its Streaming and Studios business from its Global Linear Networks business nor having declared or made any dividend to WBD’s stockholders to effectuate such separation. These Closing conditions may not be fulfilled and, accordingly, the WBD Merger may not be consummated.
Additionally, the WBD Merger Agreement may be terminated by either Paramount or WBD (i) by mutual written consent, (ii) if any governmental entity of competent jurisdiction issues, enacts, enforces or enters any order permanently enjoining or prohibiting the consummation of the WBD Merger, and such order becomes final and non-appealable, or (iii) subject to certain limitations, if the Effective Time (as defined in the WBD Merger Agreement) has not occurred on or before 11:59 p.m., Eastern time, on March 4, 2027 (the “End Date”), subject to one automatic extension to June 4, 2027 if on such date all of the Closing conditions, except those related to regulatory approvals and governmental orders, have been satisfied or waived. In addition, (x) the WBD Merger Agreement may be terminated by Paramount due to certain breaches by WBD of its representations, warranties and covenants contained in the WBD Merger Agreement, subject to certain cure rights and (y) the WBD Merger Agreement may be terminated by WBD due to certain breaches by Paramount of its representations, warranties and covenants contained in the WBD Merger Agreement, subject to certain cure rights.
Litigation relating to the WBD Merger could prevent or delay the Closing and/or result in the payment of damages following the Closing.
In connection with the WBD Merger, it is possible that WBD stockholders may file putative class action lawsuits against WBD or its Board of Directors. Paramount could also be named as a defendant to such litigation. Among other remedies, WBD stockholders could seek damages and/or to enjoin the WBD Merger. The outcome of any litigation is uncertain, and any such potential lawsuits could prevent or delay the Closing and/or result in substantial costs to WBD and Paramount. Any such actions may create uncertainty relating to the WBD Merger and may be costly and distracting to management of WBD and Paramount. Further, the defense or settlement of any lawsuit or claim that remains unresolved at the time the WBD Merger is completed may involve significant costs and may otherwise adversely affect our business, financial condition or results of operations.
In addition, federal, state, and/or foreign governmental authorities could initiate one or more enforcement actions challenging the WBD Merger. Any such actions could delay or prevent the Closing, or result in the imposition of burdensome conditions that could adversely affect the post-close entity.

Although we expect the WBD Merger will result in synergies and other benefits, those synergies and benefits may not be realized or may not be realized within the expected time frame. WBD’s business may not be integrated successfully, or such integration may be more difficult, time-consuming or costly than expected. Operating costs, customer loss and business disruption, including difficulties in maintaining relationships with employees, customers, suppliers or vendors, may be greater than expected following the WBD Merger. Revenues following the WBD Merger may be lower than expected.
Our ability to realize the anticipated benefits of the WBD Merger will depend, to a large extent, on our ability to integrate WBD’s business in a manner that facilitates growth opportunities or achieves the potential synergies, cost savings or revenue growth opportunities identified by Paramount without adversely affecting current revenues or investments in future growth. Even if we are able to integrate WBD successfully, the anticipated benefits of the WBD Merger, including the expected synergies, may not be realized fully or at all or may take longer to realize than expected.
The acquisition of another public company and integration of its business with our business is complex, costly and time-consuming and may divert significant management attention or resources towards integration planning at the expense of Paramount’s and WBD’s ordinary course business practices and operations. Paramount and WBD have been operated as standalone businesses, and they will continue to be operated as such until the consummation of the WBD Merger. Upon consummation of the WBD Merger, our management may face significant challenges in integrating the technologies, organizations, systems, procedures, policies and operations, as well as addressing the different business cultures at Paramount and WBD, managing the increased scale and scope of the combined businesses, identifying and eliminating duplicative programs, and retaining key personnel. The post-closing integration process could take longer than anticipated and could result in the loss of key employees, the disruption of each company’s ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, employees or other third parties. The overall combination of Paramount’s and WBD’s businesses may also result in material unanticipated expenses, liabilities, competitive disadvantages, and loss of customer, creative talent and other business relationships. Failure to efficiently and effectively integrate the two businesses and to realize the anticipated benefits of the WBD Merger could adversely affect our business, financial condition or results of operations.
The difficulties of combining the operations of Paramount and WBD include, among others:
•the diversion of management attention to integration matters;
•difficulties in integrating operations and systems, including administrative, human resources and information technology infrastructure, financial reporting and internal control systems and intellectual property and communications systems;
•challenges in conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures between the two companies;
•difficulties in integrating employees and attracting and retaining key personnel, including talent;
•challenges in retaining existing, and obtaining new customers, viewers, subscribers, suppliers, distributors, licensors, lessors, employees, business associates, advertisers, creative talent and others;
•difficulties in achieving anticipated cost savings, synergies, accretion targets, business opportunities, financing plans and growth prospects from the combination;
•difficulties in managing the expanded operations of a significantly larger and more complex combined company;

•the costs of servicing the increased indebtedness and interest expense of the combined company resulting from the WBD Merger and the related financing transactions;
•challenges in continuing to develop valuable and widely-accepted content and technologies;
•contingent liabilities that are larger than expected; and
•potential unknown liabilities, adverse consequences and unforeseen increased expenses associated with the WBD Merger.
Many of these factors are outside of the control of Paramount and WBD, and any one of them could result in lower revenues, higher costs and diversion of management time and energy, which could materially and adversely impact our business, financial condition or results of operations. In addition, even if the operations of WBD’s business are integrated successfully with Paramount, the full benefits of the WBD Merger may not be realized, including, among others, the synergies, cost savings or sales or growth opportunities that are expected. These benefits may not be achieved within the anticipated time frame or at all. Further, additional unanticipated costs may be incurred in the integration of WBD’s business. All of these factors could cause dilution to the earnings per share of Paramount, decrease or delay the projected accretive effect of the WBD Merger, and negatively impact the price of our Class B Common Stock following the WBD Merger. As a result, no assurances can be provided that acquisition of WBD will result in the realization of the full benefits expected from the WBD Merger within the anticipated time frames or at all.
We have incurred, and will continue to incur, substantial direct and indirect costs as a result of the WBD Merger.
We have incurred, and will continue to incur, substantial expenses in connection with and as a result of completing the WBD Merger, including financial advisory, legal, accounting, consulting and other advisory fees and expenses, employee-benefit and related expenses, regulatory filings, financing fees and filing and printing fees. In addition, over a period of time following the Closing, we expect to incur substantial expenses in connection with integrating and coordinating WBD’s business, operations, policies and procedures. A portion of the transaction costs related to the WBD Merger will be incurred regardless of whether the WBD Merger is completed. While we have assumed that a certain level of transaction expenses will be incurred, factors beyond our control could affect the total amount or the timing of these expenses. Many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These expenses may exceed the costs historically borne by us. These costs could adversely affect our business, financial condition or results of operations.
We are incurring substantial indebtedness in connection with the WBD Merger, and the degree to which we will be leveraged following the completion of the WBD Merger may materially and adversely affect our business, financial condition and results of operations.
We are incurring substantial indebtedness in connection with the WBD Merger. As of March 31, 2026, as adjusted for the WBD Merger, including assuming (i) an estimated $17.8 billion of outstanding senior notes of WBD as of December 31, 2025, are assumed in connection with the WBD Merger, (ii) borrowing the full amount of the $49.0 billion 364-day senior secured bridge term loan facility (or any other permanent financing incurred to reduce or replace such facility), including to refinance the $15.0 billion WBD bridge facility, (iii) the two term A loans each for $2.5 billion to be funded on the closing date of the WBD Merger, with maturities of three and five years, respectively, (iv) that our existing revolving credit facility is paid down at the closing of the WBD Merger and (v) that the new $5.0 billion five-year senior secured revolving credit facility remains undrawn, we would have had approximately $85.2 billion of total debt (excluding debt issuance costs and capital lease obligations).
Our ability to make payments on and to refinance our indebtedness, including the debt incurred pursuant to the WBD Merger, as well as any future debt that we may incur, will depend on our ability to generate cash in the future from operations or financings. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may not generate sufficient cash flow from our operations or that future borrowings will be available to us in an amount sufficient to service our debt and meet our business needs, such as funding working capital or the expansion of our operations.
If our cash flows and capital resources are insufficient to fund debt service obligations or we are not able to repay or refinance our debt as it becomes due, we may be forced to take certain actions, including reducing spending on content and programming, reducing future financing for working capital, capital expenditures and general corporate purposes, reducing or delaying investments, reducing, suspending or eliminating our dividend, disposing of material assets or operations, seeking additional debt or equity capital, restructuring or refinancing our indebtedness or dedicating an unsustainable level of our cash flow from operations to the payment of principal and interest on our indebtedness. The lenders or bondholders that hold our debt could also accelerate amounts due in the event that we default, which could potentially trigger a default or acceleration of the maturity of our other debt.
The level and quality of the combined company’s earnings, operations, business and management, among other things, will impact the determination of the combined company’s credit ratings. A decrease in the ratings assigned to the combined company or any series of its debt by the ratings agencies may negatively impact the combined company’s access to the debt capital markets and increase the combined company’s cost of borrowing. There can be no assurance that the combined company will be able to obtain financing on acceptable terms or at all, or be able to generate sufficient cash flow to reduce leverage in the time frame expected or at all. In addition, there can be no assurance that the combined company will be able to maintain the current creditworthiness or prospective credit ratings of Paramount or WBD, particularly given recent negative ratings actions or credit watches taken in light of the WBD Merger, and any further actual or anticipated changes or downgrades in such credit ratings may have a negative impact on the liquidity, capital position or access to capital markets of the combined company.
In addition, our leverage could put us at a competitive disadvantage compared to our competitors that are less leveraged. These competitors could have greater financial flexibility to pursue strategic acquisitions and secure additional financing for their operations. Our leverage could also impede our ability to withstand downturns in our industry or the economy in general.
Despite our expected level of indebtedness, we may still incur substantially more indebtedness. This could exacerbate the risks associated with our substantial indebtedness.
We may incur substantial additional indebtedness in the future. The terms of the agreements governing the indebtedness we will incur in connection with the WBD Merger may limit, but not prohibit, us from incurring additional indebtedness. If new indebtedness is added to our current debt levels, the related risks that we now face could increase. Any additional indebtedness could have the effect of, among other things, reducing our flexibility to respond to changing business and economic conditions. In addition, the amount of cash required to pay interest on any additional indebtedness levels will increase the demand on our cash resources and reduce funds available for capital expenditures, share repurchases and dividends, and other activities and may create competitive disadvantages for us relative to other companies with lower debt levels.
Our existing stockholders will have a reduced ownership and economic interest in Paramount after the WBD Merger. The PIPE Transaction and the issuance of the Warrants may cause dilution to the earnings per share of Paramount, which may negatively affect the market price of our Class B Common Stock.
Following closing of the WBD Merger, it is anticipated that the Equity Syndication Parties will receive approximately 39% to 42% of the outstanding shares of our Class B Common Stock as a result of the PIPE Transaction (as defined in the WBD Merger Agreement). Consequently, our existing stockholders will have a reduced ownership and economic interest. Similarly, a change in the concentration of the ownership of our Class B Common Stock as a result of the WBD Merger may affect the public float and trading volume in our Class B Common Stock, which could adversely affect the trading price of shares of our Class B Common Stock.

The issuance of shares of our Class B Common Stock as part of the PIPE Transaction and the shares of Class B Common Stock issuable upon the exercise of the Warrants could have the effect of depressing the market price of our Class B Common Stock. In addition, we could encounter other transaction-related costs or effects, such as the failure to realize all of the benefits anticipated in the WBD Merger, which could cause dilution to earnings per share or decrease or delay the expected accretive effect of the WBD Merger and cause a decrease in the market price of our Class B Common Stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Company Purchases of Equity Securities
None.

Item 6.	Exhibits.

Exhibit No.		Description of Document
(2)		Plan of acquisition, reorganization, arrangement, liquidation or succession
(a)
Agreement and Plan of Merger, dated February 27, 2026, among Warner Bros. Discovery, Inc., Paramount Skydance Corporation and Prince Sub Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Paramount Skydance Corporation filed March 2, 2026) (File No. 001-42791).

(10)		Material Contracts
(a)
Guarantee, dated as of February 27, 2026, by and among The Lawrence J. Ellison Revocable Trust, u/a/d 1/22/88, as amended, Lawrence J. Ellison and Warner Bros. Discovery, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Paramount Skydance Corporation filed March 2, 2026) (File No. 001-42791).

(b)
Subscription Agreement, dated February 27, 2026, by and among Paramount Skydance Corporation, The Lawrence J. Ellison Revocable Trust, u/a/d 1/22/88, as amended, and Lawrence J. Ellison (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Paramount Skydance Corporation filed March 2, 2026) (File No. 001-42791).

(c)
Subscription Agreement, dated February 27, 2026, by and between Paramount Skydance Corporation and RedBird Capital Partners Fund IV (Master), L.P. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Paramount Skydance Corporation filed March 2, 2026) (File No. 001-42791).

(d)
Second Amended and Restated Commitment Letter, dated as of February 25, 2026, by and among Paramount, Bank of America, N.A., BofA Securities, Inc., Citigroup Global Markets Inc., Apollo Global Funding, LLC and Apollo Capital Management, L.P. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Paramount Skydance Corporation filed March 2, 2026) (File No. 001-42791).

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

PARAMOUNT SKYDANCE CORPORATION (Registrant)

Date: May 4, 2026	/s/ Dennis Cinelli
Dennis Cinelli Chief Financial Officer

Date: May 4, 2026	/s/ Katherine Gill-Charest
Katherine Gill-Charest Executive Vice President, Controller and Chief Accounting Officer