Form 10-Q
period 2026-06-30
Paramount Skydance Corp
filed 2026-08-04
CIK 2041610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
Number of shares of common stock outstanding at July 31, 2026:
Class A Common Stock, par value $.001 per share—31,500,087
Class B Common Stock, par value $.001 per share— 1,090,445,692

PARAMOUNT SKYDANCE CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$6,913	$6,849	$14,260	$14,041
Costs and expenses:
Operating	4,443	4,624	9,298	9,585
Selling, general and administrative	1,443	1,401	2,854	2,944
Depreciation and amortization	364	87	726	175
Impairment charges	—	157	—	157
Restructuring and transaction-related items	188	181	291	266
Total costs and expenses	6,438	6,450	13,169	13,127
Gain on dispositions	—	—	—	35
Operating income	475	399	1,091	949
Interest expense	(255)	(214)	(493)	(431)
Interest income	29	32	67	70
Other items, net	(34)	(39)	(58)	(76)
Earnings before income taxes and equity in loss of investee companies	215	178	607	512
Provision for income taxes	(120)	(50)	(275)	(150)
Equity in loss of investee companies, net of tax	(54)	(67)	(116)	(140)
Net earnings (Parent and noncontrolling interests)	41	61	216	222
Net earnings attributable to noncontrolling interests	—	(4)	(7)	(13)
Net earnings attributable to Parent	$41	$57	$209	$209

Basic net earnings per common share attributable to Parent	$.04	$.08	$.19	$.31

Diluted net earnings per common share attributable to Parent	$.04	$.08	$.19	$.31

Weighted average number of common shares outstanding:
Basic	1,117	675	1,113	673
Diluted	1,120	680	1,119	679

See notes to consolidated financial statements.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in millions)

	Successor	Predecessor		Successor	Predecessor
	Three Months Ended June 30,		Three Months Ended June 30,	Six Months Ended June 30,		Six Months Ended June 30,
	2026		2025	2026		2025
Net earnings (Parent and noncontrolling interests)	$41		$61	$216		$222
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	27		84	(23)		152
Cash flow hedges	8		8	(28)		14
Decrease to net actuarial loss and prior service costs	—		11	—		21
Other comprehensive income (loss), net of tax (Parent and noncontrolling interests)	35		103	(51)		187
Comprehensive income	76		164	165		409
Less: Comprehensive income attributable to noncontrolling interests	1		5	8		15
Comprehensive income attributable to Parent	$75		$159	$157		$394
See notes to consolidated financial statements.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)

	At	At
	June 30, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$1,627	$3,274
Receivables, net	6,178	6,615
Programming and other inventory	1,655	1,461
Prepaid expenses and other current assets	1,560	1,970
Total current assets	11,020	13,320
Property and equipment, net	2,216	2,195
Programming and other inventory	15,641	15,028
Goodwill	2,034	1,600
Intangible assets, net	5,649	6,238
Operating lease assets	1,033	1,126
Deferred income tax assets, net	1,347	1,282
Advance consideration for WBD acquisition	2,800	—
Other assets	2,671	2,553
Total Assets	$44,411	$43,342
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$511	$906
Accrued expenses	2,158	2,077
Participants’ share and royalties payable	2,606	2,646
Accrued programming and production costs	1,801	1,832
Deferred revenues	1,486	1,355
Debt	665	433
Other current liabilities	1,373	1,350
Total current liabilities	10,600	10,599
Long-term debt	14,491	13,225
Participants’ share and royalties payable	1,437	1,361
Pension and postretirement benefit obligations	1,169	1,185
Deferred income tax liabilities, net	68	85
Operating lease liabilities	1,046	1,150
Programming obligations	581	400
Other liabilities	2,209	2,450

Commitments and contingencies (Note 14)

Parent stockholders’ equity:
Class A Common Stock, par value $.001 per share; 55 shares authorized; 32 (2026 and 2025) shares issued	—	—
Class B Common Stock, par value $.001 per share; 7,000 (2026) and 5,500 (2025) shares authorized; 1,089 (2026) and 1,076 (2025) shares issued	1	1
Additional paid-in capital	13,307	13,386
Accumulated deficit	(1,544)	(1,753)
Accumulated other comprehensive income	7	59
Total Parent stockholders’ equity	11,771	11,693
Noncontrolling interests	1,039	1,194
Total Equity	12,810	12,887
Total Liabilities and Equity	$44,411	$43,342
See notes to consolidated financial statements.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Successor	Predecessor
	Six Months Ended June 30,		Six Months Ended June 30,
	2026		2025
Operating Activities:
Net earnings (Parent and noncontrolling interests)	$216		$222
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization	726		175
Impairment charges	—		157
Deferred tax provision	50		21
Stock-based compensation	161		87
Gain on dispositions	—		(35)
Equity in loss of investee companies, net of tax and distributions	118		141
Change in assets and liabilities	(767)		(429)
Net cash flow provided by operating activities	504		339
Investing Activities:
Investments	(172)		(148)
Capital expenditures	(150)		(102)
Advance consideration for WBD acquisition	(2,800)		—
Proceeds from dispositions	13		66
Other investing activities	(6)		—
Net cash flow used for investing activities	(3,115)		(184)
Financing Activities:
Borrowings under credit facility	2,700		—
Repayment of credit facility borrowings	(900)		—
Repayment of notes and debentures	(347)		—
Dividends paid on common stock	(117)		(70)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(104)		(26)
Payments to noncontrolling interests	(189)		(65)
Other financing activities	(51)		—
Net cash flow provided by (used for) financing activities	992		(161)
Effect of exchange rate changes on cash and cash equivalents	(28)		84
Net (decrease) increase in cash and cash equivalents	(1,647)		78
Cash and cash equivalents at beginning of year	3,274		2,661
Cash and cash equivalents at end of period	$1,627		$2,739
See notes to consolidated financial statements.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in millions)

Three Months Ended June 30, 2026
	Class A and B Common Stock Outstanding		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Parent Stockholders’ Equity	Noncontrolling Interests	Total Equity
(Successor)	(Shares)
March 31, 2026	1,118	$1	$13,316	$(1,585)	$(27)	$11,705	$1,044	$12,749
Stock-based compensation activity	3	—	50	—	—	50	—	50
Common stock dividends	—	—	(59)	—	—	(59)	—	(59)
Noncontrolling interests	—	—	—	—	—	—	(6)	(6)
Net earnings	—	—	—	41	—	41	—	41
Other comprehensive income	—	—	—	—	34	34	1	35
June 30, 2026	1,121	$1	$13,307	$(1,544)	$7	$11,771	$1,039	$12,810

Six Months Ended June 30, 2026
	Class A and B Common Stock Outstanding		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Parent Stockholders’ Equity	Noncontrolling Interests	Total Equity
(Successor)	(Shares)
December 31, 2025	1,108	$1	$13,386	$(1,753)	$59	$11,693	$1,194	$12,887
Stock-based compensation activity and other	13	—	57	—	—	57	—	57
Common stock dividends	—	—	(119)	—	—	(119)	—	(119)
Noncontrolling interests	—	—	(17)	—	—	(17)	(163)	(180)
Net earnings	—	—	—	209	—	209	7	216
Other comprehensive income (loss)	—	—	—	—	(52)	(52)	1	(51)
June 30, 2026	1,121	$1	$13,307	$(1,544)	$7	$11,771	$1,039	$12,810
See notes to consolidated financial statements.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(Unaudited; in millions)

Three Months Ended June 30, 2025
	Class A and B Common Stock Outstanding		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Parent Stockholders’ Equity	Noncontrolling Interests	Total Equity
(Predecessor)	(Shares)
March 31, 2025	674	$1	$33,412	$(22,958)	$7,604	$(1,521)	$16,538	$390	$16,928
Stock-based compensation activity	—	—	43	—	—	—	43	—	43
Common stock dividends	—	—	—	—	(35)	—	(35)	—	(35)
Noncontrolling interests	—	—	—	—	—	—	—	11	11
Net earnings	—	—	—	—	57	—	57	4	61
Other comprehensive income	—	—	—	—	—	102	102	1	103
June 30, 2025	674	$1	$33,455	$(22,958)	$7,626	$(1,419)	$16,705	$406	$17,111

Six Months Ended June 30, 2025
	Class A and B Common Stock Outstanding		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Parent Stockholders’ Equity	Noncontrolling Interests	Total Equity
(Predecessor)	(Shares)
December 31, 2024	671	$1	$33,394	$(22,958)	$7,487	$(1,604)	$16,320	$462	$16,782
Stock-based compensation activity	3	—	61	—	—	—	61	—	61
Common stock dividends	—	—	—	—	(70)	—	(70)	—	(70)
Noncontrolling interests	—	—	—	—	—	—	—	(71)	(71)
Net earnings	—	—	—	—	209	—	209	13	222
Other comprehensive income	—	—	—	—	—	185	185	2	187
June 30, 2025	674	$1	$33,455	$(22,958)	$7,626	$(1,419)	$16,705	$406	$17,111
See notes to consolidated financial statements.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in millions, except per share amounts)
1) DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business—Paramount Skydance Corporation is a global media and entertainment company with a portfolio that includes Paramount Pictures, Paramount Television, CBS, CBS News, CBS Sports, Nickelodeon,
MTV, BET, Comedy Central, Showtime, Paramount+, Pluto TV, and Skydance Animation, Film, and Television,
Paramount Sports Entertainment and Paramount Games Studio. Beginning in 2026, we transitioned our reporting structure into three new segments: Studios, Direct-to-Consumer, and TV Media (see Note 13). References to
“Paramount,” the “Company,” “we,” “us” and “our” refer to Paramount Skydance Corporation and its consolidated subsidiaries, unless the context otherwise requires.
Warner Bros. Discovery Merger—On February 27, 2026, Paramount and Warner Bros. Discovery, Inc. (“WBD”)
announced a definitive merger agreement (the “WBD Merger Agreement”) under which Paramount will acquire
WBD (the “WBD Merger”). The closing of the WBD Merger is subject to customary closing conditions, including regulatory clearances. The anticipated closing of the WBD Merger has been delayed as a result of a lawsuit, with the parties agreeing to postpone closing until the earlier of five days following the court’s ruling or June 1, 2027.
Under the terms of the WBD Merger Agreement, Paramount will pay $31.00 per WBD share to acquire all outstanding shares of WBD, which at the time of the WBD Merger Agreement represented an equity value of
$80.9 billion, and will assume WBD’s net debt. At March 31, 2026, WBD’s debt (excluding finance leases) was comprised of $17.7 billion of senior notes and $15.0 billion of borrowings from a bridge facility. Furthermore, if the WBD Merger closes, Paramount will pay WBD stockholders a per share “ticking fee” of $0.00277778 for each day after September 30, 2026 that the WBD Merger has not closed, up to a maximum of $0.25 per WBD share per
90 calendar day period (the “Ticking Consideration”). No Ticking Consideration is payable if the WBD Merger
Agreement is terminated pursuant to its terms. The WBD Merger Agreement has a termination date of March 4,
2027, subject to one automatic extension to June 4, 2027. Also, under the terms of the WBD Merger Agreement, in the first quarter of 2026, Paramount paid a termination fee of $2.8 billion to Netflix, Inc. (“Netflix”) on behalf of
WBD in connection with the termination of a prior merger agreement between Netflix and WBD (see Note 15).
This payment was initially funded with cash on hand and a $2.15 billion borrowing from our credit facility (see
Note 7) and, in accordance with the Subscription Agreements described below, entered into by the Ellison Parties
(as defined below), such amount will ultimately be funded by the $46.7 billion to be received from the Ellison
Parties.
If the WBD Merger Agreement is terminated because the WBD Merger cannot close due to a failure to obtain antitrust or regulatory approval, or because a court order prevents the WBD Merger from closing on antitrust grounds, Paramount will owe WBD a $7.0 billion Regulatory Termination Fee (as defined in the WBD Merger
Agreement). In accordance with the Subscription Agreements, this termination fee and the previously paid
$2.8 billion Netflix termination fee described above would be funded by the Ellison Parties in exchange for shares of Paramount Skydance Corporation Class B Common Stock (as defined below) at $16.02 per share.
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

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Ticking Consideration or certain other additional amounts as defined in the WBD Merger Agreement are required)
from the Trust and $250 million from RedBird pursuant to the terms of the Subscription Agreements.
In April 2026, we announced that the Equity Investors had determined, as permitted under the Subscription
Agreements, to assign their subscription rights thereunder (such assignments, the “Equity Syndication” and the assignees, the “Equity Syndication Parties”) to the Equity Syndication Parties. The Equity Syndication Parties are
composed of affiliates of the Ellison Parties and RedBird, as well as the following institutional investors: The
Public Investment Fund, L’Imad 1st SPV 2 Exempt RSC LTD (an investment vehicle of L’Imad Holding, an Abu
Dhabi sovereign wealth fund), QIA TMT Holding LLC (an investment vehicle of the Qatar Investment Authority), and LionTree Investment Fund, L.P. The aggregate allocations under the Equity Syndication total to the full amount of the commitments under the Subscription Agreements. At closing of the WBD Merger, Paramount will issue to each Equity Syndication Party a number of newly issued nonvoting shares of Paramount Skydance
Corporation Class B Common Stock (or securities convertible into shares) equal to its allocated amount divided by the Syndication Purchase Price, defined as the 20-trading-day daily volume-weighted average price of Paramount
Skydance Corporation Class B Common Stock determined as of the third business day prior to the closing of the
WBD Merger, subject to a ceiling of $16.02 per share and a floor of $12.00 per share. The Equity Syndication does not relieve the Equity Investors of their contractual commitments made to the Company. To the extent that any
Equity Syndication Party does not perform under its syndication assignment, the obligation of the Equity Investors to fund the related amount of the commitments would continue to be required under the Subscription Agreements.
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
We have also secured commitments for debt financing totaling $54 billion, which include a $49 billion 364-day senior secured bridge loan facility, which we plan, subject to market conditions and other timing considerations, to reduce or replace with permanent financing (which may include issuance of debt securities) on or prior to the closing of the WBD Merger and, in connection with a credit agreement entered into in April 2026 (the “Pro Rata
Credit Agreement”), $2.50 billion three-year senior secured term A loans and $2.50 billion five-year senior secured term A loans. The term A loans will be made in a single borrowing on the closing date of the WBD Merger. The
Pro Rata Credit Agreement also provides for a $5.00 billion five-year senior secured revolving credit facility, which will be used for general corporate purposes, and will replace our existing revolving credit facility (see Note
7). The availability and initial funding of the facilities under the Pro Rata Credit Agreement and the bridge loan facility (if not replaced by permanent financing) are subject to the satisfaction or waiver of customary conditions set forth in the Pro Rata Credit Agreement and the bridge commitment papers, including the closing of the WBD
Merger.
In addition, following the closing of the WBD Merger, each holder of Paramount Skydance Corporation Class B
Common Stock (excluding any Equity Investor or affiliate thereof) as of a record date to be determined will receive, without payment of any consideration, one 10-year warrant (each, a “Warrant”) for each share held, exercisable at an initial exercise price per share equal to the Syndication Purchase Price and subject to customary anti-dilution and fundamental change make-whole adjustments. Beginning on the third anniversary of issuance, we may call the Warrants if the closing price of our Class B Common Stock equals or exceeds $30.00 for at least 20 trading days during any 30 consecutive trading day period. We intend to apply to list the Warrants for trading on the Nasdaq Stock Market LLC (“Nasdaq”) separate from our Class B Common Stock, subject to applicable approvals. The planned Warrant issuance is in lieu of a previously planned rights offering at $16.02 per share. In

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
connection with the Warrant issuance, existing Paramount restricted stock units (“RSUs”) are expected to be equitably adjusted pursuant to pre-existing anti-dilution provisions in Paramount equity plans.
WBD Debt—In May 2026, we commenced (i) exchange offers, which are expected to result in the exchange of up to $12.7 billion aggregate principal amount of certain of WBD’s senior notes for newly issued Paramount notes, and (ii) tender offers for cash for up to $2.4 billion aggregate principal amount of other WBD senior notes, in each case conditioned on the closing of the WBD Merger. In June 2026, WBD entered into a seven-year $13.0 billion term loan (“First Lien Credit Agreement”), and a seven-year €1.7 billion term loan (the “WBD Term Loans”). The proceeds were used to repay the $15.0 billion bridge facility WBD had outstanding on March 31, 2026. We plan to replace or refinance the WBD Term Loans, if not refinanced by WBD prior to closing of the WBD Merger.
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
The Skydance Transactions—Also on August 7, 2025, following the completion of the NAI Transaction and pursuant to the Transaction Agreement dated as of July 7, 2024, Paramount Global and Skydance became wholly-
owned subsidiaries of Paramount Skydance Corporation (the transactions contemplated by the Transaction
Agreement, the “Skydance Transactions”). Paramount Skydance Corporation, formerly known as New Pluto
Global, Inc., was formed on June 3, 2024 to consummate the Transactions and was a wholly-owned direct subsidiary of Paramount Global until, through a series of mergers, it became the holding company of Paramount
Global and Skydance as part of the Skydance Transactions.
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
See Note 10.
Shares of Paramount Skydance Corporation Class B Common Stock trade on Nasdaq under the ticker symbol
“PSKY.” All shares of Paramount Global Class A Common Stock and Class B Common Stock have been delisted from Nasdaq and have been cancelled and cease to exist.
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
Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared on a basis consistent with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission. These financial statements should be read in conjunction with the more detailed financial statements and notes thereto included in our Form 8-K filed with the Securities and Exchange Commission on May 13, 2026, which was filed in order to recast the financial statements included in our Annual Report on Form 10-K for the year ended
December 31, 2025 to reflect our new segment presentation.

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
Weighted average shares for diluted EPS reflect the effect of the assumed exercise of stock options and warrants, and vesting of RSUs or performance share units only in the periods in which such effect would have been dilutive.
The table below presents stock options, RSUs, and warrants excluded from the calculations of diluted EPS because their inclusion would have been antidilutive.

	Successor	Predecessor		Successor	Predecessor
	Three Months Ended June 30,		Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
(in millions)	2026		2025	2026	2025
Stock options and RSUs	56		5	60	5
Warrants	200		—	200	—
The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted
EPS.

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Weighted average shares for basic EPS	1,117	675	1,113	673
Dilutive effect of shares issuable under stock-based compensation plans	3	5	6	6
Weighted average shares for diluted EPS	1,120	680	1,119	679

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
The guidance is effective for us for the year ending December 31, 2027, and for all interim and annual periods thereafter, and may be applied either prospectively or retrospectively.
Internal-use Software Costs
In September 2025, the FASB issued updated guidance on the recognition and disclosure of internal-use software costs. This guidance eliminates capitalization based on software development stages and requires that capitalization of internal-use software development costs begin when (1) management has authorized and committed to funding the software project and (2) it is probable the project will be completed and the software will be used to perform its intended function. The guidance is effective for us for the year ending December 31, 2028, including interim periods within that year, and may be adopted prospectively, retrospectively, or using a modified transition approach for projects in process. We are currently evaluating the impact of this guidance on our consolidated financial statements.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
2) PUSHDOWN OF ULTIMATE PARENT'S BASIS
The NAI Transaction resulted in a change in control of our Predecessor, Paramount Global, that established a new accounting basis, which reflects the estimated fair value of Paramount Global as indicated by the NAI Transaction and the Skydance Transactions. The table below presents the calculation of the Ultimate Parent’s basis in
Paramount Global as of the date these transactions closed.

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

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
The table below details the preliminary estimated fair values of Paramount Global’s assets, liabilities and noncontrolling interests at the Ultimate Parent’s basis as of August 7, 2025, including measurement period adjustments recorded subsequent to the third quarter of 2025. The impact on our statement of operations in 2026 from the amounts that would have been recognized in the third quarter of 2025 had these measurement period adjustments been recognized as of the acquisition date were not material. The fair values were determined based on valuation techniques that use unobservable inputs (Level 3 in the fair value hierarchy). Significant judgments in these valuations include long-term projections, discount rates, royalty rates, and decay rates. While the determination of the estimated fair values of Paramount Global’s assets, liabilities, and noncontrolling interests was substantially complete as of June 30, 2026, if within one year of the August 7, 2025 closing date we become aware of information that existed as of such closing date that affects these fair values, additional measurement period adjustments may be required.

	Allocation of Ultimate Parent’s Basis
	Preliminary	Measurement Period Adjustments	Preliminary, Revised
Assets:
Cash and cash equivalents	$3,977	$—	$3,977
Receivables, net	5,980	(19)	5,961
Programming and other inventory, current	1,970	(66)	1,904
Prepaid expenses and other current assets	1,641	—	1,641
Property and equipment, net (a)	2,118	(2)	2,116
Programming and other inventory, noncurrent (b)	13,599	(456)	13,143
Goodwill (c)	947	863	1,810
Intangible assets, net (d)	6,748	11	6,759
Operating lease assets	875	39	914
Deferred income tax assets, net	1,200	48	1,248
Other noncurrent assets	2,470	14	2,484
Total assets	$41,525	$432	$41,957

Liabilities:
Long-term debt (e)	$13,619	$—	$13,619
Pension and postretirement benefit obligations (f)	1,390	—	1,390
Deferred income tax liabilities, net	306	(186)	120
Operating lease liabilities	1,219	(3)	1,216
Programming obligations (g)	2,017	209	2,226
Other liabilities (h)	10,137	378	10,515
Total liabilities	$28,688	$398	$29,086

Noncontrolling interests (i)	1,249	(73)	1,176

Paramount Global basis at August 7, 2025	$11,588	$107	$11,695
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
(b) The fair value was determined based on the income approach, including the multi-period excess earnings method, which estimates the cash flows generated by the asset over its economic life using a discounted cash flow analysis. For certain content, fair value was determined to be equivalent to net book value. The fair value reflects a net decrease to the book value of

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
programming assets of $653 million principally from reductions for programming at our TV Media and Direct-to-Consumer segments offset by an increase to the fair value of our film and television libraries.
(c) Goodwill relates principally to the Direct-to-Consumer segment and represents the difference between Paramount Global’s basis and the fair value of its net assets based on the preliminary fair value estimates assumed herein. Goodwill reflects operating synergies between our businesses, as well as anticipated cost savings and is not deductible for tax purposes. During the first and second quarters of 2026, in connection with the finalization of our appraisals and other valuation analyses, we recorded measurement period adjustments that resulted in increases to goodwill of $22 million and $411 million, respectively. These adjustments principally resulted from increases during the year-to-date period of $257 million to programming obligations and
$196 million to contingent liabilities, and a decrease of $91 million to programming assets, partially offset by the related deferred tax impact of $140 million.
(d) The table below presents our intangible assets by asset class, as well as the valuation method used to determine the estimated fair values, and the related estimated weighted average useful lives. The weighted average useful life of the total intangibles below is 16.6 years.

Intangible assets	Values	Valuation Method	Estimated weighted average straight-line amortization period
FCC and other broadcasting licenses	$2,558	Greenfield discounted cash flow method	30 years
Trade names	$1,521	Relief from Royalty	17.3 years
Affiliate relationships	$1,005	Multi-period excess earnings	2.6 years
Subscriber relationships	$1,080	Replacement cost	2 years
Franchises	$337	Discounted cash flow	10 years
Developed technology	$258	Replacement cost	3 years
(e) The fair value was determined based on quoted prices in active markets.
(f) The fair value was determined based on a remeasurement of the obligation using actuarial assumptions. Key valuation inputs included discount rates and mortality assumptions.
(g) “Programming Obligations” include $777 million recorded to establish liabilities for unfavorable contractual arrangements.
(h) The estimated fair value of Paramount Global’s contingent liabilities as of August 7, 2025 was $1.6 billion, which relates to the defense and settlement of lawsuits claiming various personal injuries related to exposure to asbestos as well as claims from federal and state environmental regulatory agencies and other entities asserting liability for environmental cleanup costs and related damages (see Claims Related to Former Businesses in Note 14) and other legal contingencies.
(i) The fair value was determined based on a discounted cash flow analysis.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
3) PROGRAMMING AND OTHER INVENTORY
The following table presents our programming and other inventory at June 30, 2026 and December 31, 2025, grouped by type and predominant monetization strategy.

	At	At
	June 30, 2026	December 31, 2025
Film Group Monetization:
Licensed program rights, including prepaid sports rights	$3,123	$2,877
Produced television and film programming:
Released	9,112	9,107
In process and other	2,273	1,935

Individual Monetization:
Produced television and film programming:
Released	853	1,005
Completed, not yet released	92	27
In process and other	1,804	1,526
Home entertainment	4	5
Game development	35	7
Total programming and other inventory	17,296	16,489
Less current portion	1,655	1,461
Total noncurrent programming and other inventory	$15,641	$15,028
The following table presents amortization of our television and film programming and production costs, which is included within “Operating expenses” on the Consolidated Statements of Operations.

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2026	2025	2026	2025
Licensed program rights	$1,000	$1,117	$2,681	$2,628

Produced television and film programming, and acquired libraries:
Individual monetization	$405	$316	$805	$685
Film group monetization	$1,171	$1,371	$2,208	$2,670

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
4) RESTRUCTURING AND TRANSACTION-RELATED ITEMS
During the three and six months ended June 30, 2026 and 2025, we recorded the following within “Restructuring and transaction-related items” on the Consolidated Statements of Operations.

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026		2025
Severance (a)	$35	$177	$35		$177
Exit costs	—	—	—		65
Restructuring charges	35	177	35		242
Transaction-related items	153	4	256		24
Restructuring and transaction-related items	$188	$181	$291		$266
(a) Severance costs include the accelerated vesting of stock-based compensation.
Restructuring Charges
During the second quarter of 2026, we recorded restructuring severance costs of $35 million associated with changes in management and aligning the business around our strategic priorities following the Skydance
Transactions, including costs related to a plan under which severance payments are being provided to certain eligible employees who voluntarily elected to participate.
Restructuring charges for the three and six months ended June 30, 2025 included severance costs of $177 million associated with strategic changes in our global workforce in order to streamline our organization. In addition, during the six months ended June 30, 2025, we recorded exit costs of $65 million, primarily for the impairment of lease assets that we ceased use of in connection with initiatives to reduce our real estate footprint. The impairments were primarily the result of a decline in market conditions since the inception of these leases and reflect the difference between the estimated fair values, which were determined based on the expected future cash flows of the lease assets, and the carrying values.
The following is a rollforward of our restructuring severance liability, which is recorded in “Other current liabilities” and “Other liabilities” on the Consolidated Balance Sheets, and is expected to be substantially paid by the end of 2027.

	Successor
		2026 Activity
	Balance at December 31, 2025	Charges (a)	Payments and other	Balance at June 30, 2026
Studios	$133	$6	$(44)	$95
Direct-to-Consumer	53	—	(20)	33
TV Media	384	15	(168)	231
Corporate	135	5	(29)	111
Total	$705	$26	$(261)	$470
    (a) Excludes stock-based compensation expense of $9 million.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Transaction-Related Items
Transaction-related items include costs directly associated with prospective and completed mergers and acquisitions, as well as related integration activities. During the three and six months ended June 30, 2026, we recorded transaction-related costs of $153 million and $256 million, respectively, principally for legal, advisory, and other professional fees associated with the planned WBD Merger and related integration. During the three and six months ended June 30, 2025, we recorded legal, advisory, and other professional fees relating to the Skydance
Transactions of $4 million and $24 million, respectively.
5) RELATED PARTIES
The Ellison Family (Successor)
At June 30, 2026, the Ellison Family, the controlling stockholder of Paramount, indirectly held approximately
77.5% of our voting Class A Common Stock through their collective approximate 77.5% ownership interest in
Harbor Lights Entertainment, Inc. (f/k/a National Amusements, Inc.) and 47.2% of our Class A and non-voting
Class B Common Stock on a combined basis. In addition, in connection with the PIPE Transaction, the NAI Equity
Investors (including entities controlled by the Ellison Family) received warrants to purchase a total of 200 million shares of Paramount Skydance Corporation Class B Common Stock (of which entities controlled by the Ellison
Family received warrants to purchase a total of 155 million shares) at an initial exercise price of $30.50 per share
(subject to customary anti-dilution adjustments), which expire five years after issuance. The Ellison Family is comprised of Lawrence J. Ellison and David Ellison. David Ellison is the son of Lawrence J. Ellison, and
Lawrence J. Ellison and David Ellison are accordingly considered immediate family members. David Ellison is the
CEO of Paramount and the Chairman of our Board of Directors.
Lawrence J. Ellison is the Chairman and a significant stockholder of Oracle Corporation (“Oracle”). We have several multi-year software as a service agreements with Oracle, principally for finance and human resources, as well as software support agreements and database licenses used by various applications. During the three and six months ended June 30, 2026, we made payments to Oracle totaling $44 million and $46 million, respectively. In
February 2026, we executed a six-year cloud infrastructure services agreement with Oracle with a total commitment of $300 million, under which payments escalate over the term, in connection with our anticipated enterprise, data, and streaming workloads.
In addition, we have a lease agreement with a term that expires in 2034 under which the lessor is an entity owned and controlled by Lawrence J. Ellison. At June 30, 2026 and December 31, 2025, the total liability associated with these leases was $166 million and $174 million, respectively. During the three and six months ended June 30,
2026, we recorded lease costs associated with these leases totaling $10 million and $14 million, respectively.
The Ellison Family has investments in other entities over which they have control or can exert significant influence, which as a result, are related parties to us. We did not have any material transactions with these entities.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
RedBird (Successor)
In December 2025, RedBird BD LLC, an affiliate of RB Maverick LLC and RB Tentpole, was engaged as a financial advisor to the Company in connection with the evaluation of the WBD Merger. Pursuant to the agreement, RedBird BD LLC is entitled to receive an aggregate transaction fee of $80 million upon closing, comprised of $60 million for mergers and acquisitions advisory services and $20 million for capital raising advisory services. If a termination fee is paid to us in connection with the WBD Merger, RedBird BD LLC is entitled to receive 20% of such fee (subject to a cap of 50% of the aggregate fee that would have otherwise been payable to RedBird BD LLC had the WBD Merger been consummated).
In the second quarter of 2026, we entered into a three-year agreement with RedBird Development Group LLC
(“RedBird Development”), an affiliate of RedBird, for media strategy and operations transformation services related to branded media initiatives. Under the agreement, RedBird Development is compensated through structured quarterly commission fees, subject to an annual cap of $12 million per year plus reimbursable travel and business expenses of up to $300,000 annually.
Warner Bros. Discovery Merger
As further described in Note 1, in connection with the WBD Merger, the Ellison Parties and RedBird entered into the Subscription Agreements and the Equity Syndication. In addition, we are required to reimburse the Ellison
Trust and RedBird for reasonable and documented out-of-pocket expenses, each subject to a cap of $5 million.
Other Related Parties
In the ordinary course of business, we are involved in transactions with our equity method investees, primarily for the licensing of television and film programming. We earned revenue from an equity method investee of $55 million and $147 million during the three and six months ended June 30, 2026 (Successor), respectively, and $98 million and $164 million during the three and six months ended June 30, 2025 (Predecessor), respectively.
Receivables from this equity method investee are included in “Receivables, net” and “Other assets” on the
Consolidated Balance Sheets. These totaled $185 million and $90 million, respectively, at June 30, 2026, and $201 million and $87 million, respectively, at December 31, 2025.
Through the normal course of business, we are involved in other transactions with related parties, including other equity method investees, that have not been material in any of the periods presented.
6) REVENUES
The table below presents our revenues disaggregated into categories based on the nature of such revenues. See
Note 13 for revenues by segment disaggregated into these categories.

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues by Type:
Advertising	$1,959	$2,152	$4,401		$4,665
Affiliate and subscription	3,520	3,445	7,021		6,842
Theatrical	138	254	290		402
Licensing and other	1,296	998	2,548		2,132
Total Revenues	$6,913	$6,849	$14,260		$14,041

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Receivables
Reserves for accounts receivable reflect our expected credit losses based on historical experience as well as current and expected economic conditions and industry trends. At June 30, 2026 and December 31, 2025, our allowance for credit losses was $16 million and $10 million, respectively.
Included in “Other assets” on the Consolidated Balance Sheets are noncurrent receivables of $782 million and
$835 million at June 30, 2026 and December 31, 2025, respectively. Noncurrent receivables primarily relate to revenues recognized under long-term content licensing arrangements. Revenues from the licensing of content are recognized at the beginning of the license period in which programs are made available to the licensee for exhibition, while the related cash is generally collected over the term of the license period.
Contract Liabilities
Contract liabilities are included within “Deferred revenues” and “Other liabilities” on the Consolidated Balance
Sheets and were $1.6 billion and $1.5 billion at June 30, 2026 and December 31, 2025, respectively. We recognized revenues of $0.9 billion and $0.6 billion for the six months ended June 30, 2026 (Successor) and 2025
(Predecessor), respectively, that were included in the opening balance of deferred revenues for the respective year.
Unrecognized Revenues Under Contract
At June 30, 2026, unrecognized revenues attributable to unsatisfied performance obligations under our long-term contracts were approximately $6 billion, of which $2 billion is expected to be recognized during the remainder of
2026, $2 billion in 2027, $1 billion in 2028, and $1 billion thereafter. These amounts only include contracts subject to a guaranteed fixed amount or the guaranteed minimum under variable contracts, primarily consisting of television and film licensing contracts and affiliate agreements that are subject to a fixed or guaranteed minimum fee. Such amounts change on a regular basis as we renew existing agreements or enter into new agreements. In addition, the timing of satisfying certain performance obligations under these long-term contracts is uncertain and, therefore, is also subject to change. Unrecognized revenues under contracts disclosed above do not include (i)
contracts with an original expected term of one year or less, mainly consisting of advertising contracts, (ii)
contracts for which variable consideration is determined based on the customer’s subsequent sale or usage, mainly consisting of affiliate agreements and (iii) long-term licensing agreements for multiple programs for which variable consideration is determined based on the value of the programs delivered to the customer and our right to invoice corresponds with the value delivered.
Performance Obligations Satisfied in Previous Periods
Under certain revenue arrangements, the amount and timing of our revenue recognition is determined based on our licensees’ subsequent sale to its end customers. As a result, under such arrangements we often satisfy our performance obligation of delivery of our content in advance of revenue recognition. We recognized revenues of
$0.1 billion for each of the three months ended June 30, 2026 (Successor) and 2025 (Predecessor) and $0.2 billion and $0.3 billion for the six months ended June 30, 2026 (Successor) and 2025 (Predecessor), respectively, principally relating to content licensing arrangements for which the performance obligation was satisfied prior to the periods indicated, including agreements with distributors of transactional video-on-demand and electronic sell-
through services, other licensing arrangements, and theatrical distribution of our films.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
7) DEBT
Our debt consists of the following:

	At	At
	June 30, 2026	December 31, 2025
4.0% Senior Notes due 2026	$—	$347
3.70% Senior Notes due 2026	86	85
2.90% Senior Notes due 2027	578	573
3.375% Senior Notes due 2028	490	487
3.70% Senior Notes due 2028	492	489
4.20% Senior Notes due 2029	491	489
7.875% Senior Debentures due 2030	905	915
4.95% Senior Notes due 2031	1,224	1,221
4.20% Senior Notes due 2032	927	921
5.50% Senior Debentures due 2033	418	417
4.85% Senior Debentures due 2034	76	76
6.875% Senior Debentures due 2036	1,117	1,119
6.75% Senior Debentures due 2037	75	75
5.90% Senior Notes due 2040	273	272
4.50% Senior Debentures due 2042	34	34
4.85% Senior Notes due 2042	404	400
4.375% Senior Debentures due 2043	1,090	1,079
4.875% Senior Debentures due 2043	14	14
5.85% Senior Debentures due 2043	1,107	1,103
5.25% Senior Debentures due 2044	277	275
4.90% Senior Notes due 2044	435	432
4.60% Senior Notes due 2045	456	452
4.95% Senior Notes due 2050	768	763
6.25% Junior Subordinated Debentures due 2057	628	628
6.375% Junior Subordinated Debentures due 2062	989	989
Borrowings under credit facility	1,800	—
Obligations under finance leases	2	3
Total debt (a)	15,156	13,658
Less current portion	665	433
Total long-term debt, net of current portion	$14,491	$13,225
(a) At June 30, 2026 and December 31, 2025, our total senior and junior debt was net of unamortized fair value adjustments of $1.28 billion and $1.32 billion, respectively, recorded in connection with the pushdown of the Ultimate Parent’s basis
(see Note 2). The face value of our total debt at June 30, 2026 and December 31, 2025 was $16.43 billion (including credit facility borrowings discussed below) and $14.98 billion, respectively.
Senior Debt
In January 2026, we repaid our $347 million of 4.0% senior notes at maturity.
Commercial Paper
At both June 30, 2026 and December 31, 2025, we had no outstanding commercial paper borrowings.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Credit Facility
In April 2026, we entered into an amendment to our revolving credit facility (the “Credit Facility”), increasing the commitments from $3.50 billion to $5.00 billion, which will be reduced to $4.94 billion in January 2027 through maturity in January 2028. The Credit Facility is used for general corporate purposes and to support commercial paper borrowings, if any. We may, at our option, also borrow in certain foreign currencies up to specified limits under the Credit Facility. Borrowing rates under the Credit Facility are determined at the time of each borrowing and are generally based on either the prime rate in the U.S. or an applicable benchmark rate plus a margin (based on our senior unsecured debt rating), depending on the type and tenor of the loans entered into. The benchmark rate for loans denominated in U.S. dollars is Term SOFR, and for loans denominated in euros, sterling and yen is based on EURIBOR, SONIA and TIBOR, respectively. In the first quarter of 2026, in connection with the $2.8 billion termination fee paid to Netflix (see Note 15), we borrowed $2.15 billion under the Credit Facility. As of June 30,
2026, outstanding borrowings under the Credit Facility totaled $1.8 billion at a weighted average interest rate of
6.13%. The remaining availability under the Credit Facility at June 30, 2026, was $3.2 billion. At August 3, 2026, outstanding borrowings under the Credit Facility totaled $1.75 billion at a weighted average interest rate of 6.13%.
Credit facility borrowings outstanding at the closing of the WBD Merger are expected to be repaid with the funding from the private placement described in Note 1.
The Credit Facility has one principal financial covenant which sets a maximum Consolidated Total Leverage Ratio
(“Leverage Ratio”) at the end of each quarter. The maximum Leverage Ratio was 4.50x for the quarter ended
June 30, 2026 and will remain at this level until maturity. The Leverage Ratio reflects the ratio of our Consolidated
Indebtedness, net of a maximum of $3.0 billion of unrestricted cash and cash equivalents at the end of a quarter, to our Consolidated EBITDA (each as defined in the credit agreement) for the trailing twelve-month period. We met the covenant as of June 30, 2026.
Other Bank Borrowings
At both June 30, 2026 and December 31, 2025, there were no outstanding bank borrowings under Miramax’s $50 million credit facility that matures in November 2027.
8) FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
The carrying value of our financial instruments approximates fair value, except for notes and debentures. At
June 30, 2026 and December 31, 2025, the carrying value of our outstanding notes and debentures was $13.35 billion and $13.65 billion, respectively, and the fair value, which is determined based on quoted prices in active markets (Level 1 in the fair value hierarchy), was $12.1 billion and $13.2 billion, respectively.
Investments
Our investments without a readily determinable fair value for which we have no significant influence had a carrying value of $55 million and $58 million at June 30, 2026 and December 31, 2025, respectively. These investments are included in “Other assets” on the Consolidated Balance Sheets.
Foreign Exchange Contracts
Foreign currency forward contracts have principally been used to manage our exposure to currencies such as the
British pound, the euro, the Canadian dollar and the Australian dollar. We designate forward contracts used to hedge committed and forecasted foreign currency transactions, including for the production and licensing of content, as cash flow hedges. We also enter into non-designated forward contracts to hedge non-U.S. dollar

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
denominated assets, liabilities, and cash flows. The maximum period we are hedging our exposure to variability in future cash flows is 4.6 years.
At June 30, 2026 and December 31, 2025, the notional amount of all foreign exchange contracts was $6.84 billion and $3.14 billion, respectively. At June 30, 2026, $6.28 billion related to future production and licensing of content and $562 million related to our foreign currency assets and liabilities. At December 31, 2025, $2.74 billion related to future production costs and $407 million related to our foreign currency assets and liabilities.
Interest Rate Contracts
In the second quarter of 2026, we entered into interest rate contracts with an aggregate notional amount of $10.0 billion in connection with anticipated debt issuances associated with the WBD Merger and future debt refinancing, of which $3.0 billion were designated as cash flow hedges. These instruments are intended to hedge exposure to changes in benchmark U.S. Treasury rates from the execution date of the agreements through the issuance of the related debt.
The table below presents gains (losses) recognized on derivative financial instruments. Amounts for cash flow hedges are recognized in other comprehensive income (loss) and for non-designated hedges are included within
“Other items, net” on the Consolidated Statements of Operations.

	Successor	Predecessor		Successor	Predecessor
	Three Months Ended June 30,		Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2026		2025	2026	2025
Cash flow hedges
Foreign exchange contracts	$12		$11	$(36)	$19
Interest rate contracts	(2)		—	(2)	—
Total	$10		$11	$(38)	$19

Non-designated hedges
Foreign exchange contracts	$(2)		$(20)	$3	$(29)
Interest rate contracts	(12)		—	(12)	—
Total	$(14)		$(20)	$(9)	$(29)
Fair Value Measurements
The table below presents our assets and liabilities measured at fair value on a recurring basis at June 30, 2026 and
December 31, 2025. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by the FASB, which prioritizes the inputs used in measuring fair value. Level 1 is based on publicly quoted prices for the asset or liability in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset or liability in inactive markets or quoted prices for similar assets or liabilities. Level 3 is based on unobservable inputs reflecting our own assumptions about the assumptions that market participants would use in pricing the asset or liability. All of our assets and liabilities that are measured at fair value on a recurring basis use Level 2 inputs. The fair value of foreign currency hedges is determined based on the present value of future cash flows using observable inputs including foreign currency exchange rates. The fair value of deferred compensation liabilities is determined based on the fair value of the investments elected by employees.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	At	At
	June 30, 2026	December 31, 2025
Assets:
Foreign exchange contracts	$44	$38
Interest rate contracts	20	—
Total Assets	$64	$38
Liabilities:
Deferred compensation	$286	$312
Foreign exchange contracts	68	28
Interest rate contracts	34	—
Total Liabilities	$388	$340
Level 3 inputs were used in determining Paramount Global’s net assets at the Ultimate Parent’s basis (see Note 2)
and the estimated fair value of FCC licenses that were impaired in the second quarter of 2025 (see Note 15).
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
The following tables present the amounts recorded in our consolidated financial statements related to our consolidated VIEs. During the first quarter of 2026, we acquired our minority partner’s interest in one of our consolidated VIEs, which increased our ownership interest to 100%. Accordingly, for periods subsequent to the acquisition, this entity is not included in the amounts disclosed.

	At	At
	June 30, 2026	December 31, 2025
Total assets	$829	$1,193

Total liabilities	$149	$311

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026		2025
Revenues	$127	$117	$221		$242

Operating income (loss)	$13	$(40)	$37		$(87)
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
Common Stock Dividends
The following table presents dividends declared per share and total dividends for Paramount Skydance Corporation
Class A and B Common Stock for the Successor period and Paramount Global’s Class A and Class B Common
Stock for the Predecessor period.

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026		2025
Class A and Class B Common Stock
Dividends declared per common share	$.05	$.05	$.10		$.10

Total common stock dividends	$59	$35	$119		$70

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in the components of accumulated other comprehensive income
(loss).

(Successor)	Cumulative Translation Adjustments	Net Actuarial Gain and Prior Service Cost	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
At December 31, 2025	$40	$19	$—	$59
Other comprehensive loss before reclassifications	(24)	—	(28)	(52)
At June 30, 2026	$16	$19	$(28)	$7

(Predecessor)	Cumulative Translation Adjustments	Net Actuarial Loss and Prior Service Cost		Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
At December 31, 2024	$(670)	$(947)		$13	$(1,604)
Other comprehensive income before reclassifications	150	—		14	164
Reclassifications to net earnings	—	21	(a)	—	21
Other comprehensive income	150	21		14	185
At June 30, 2025	$(520)	$(926)		$27	$(1,419)
(a) Reflects amortization of net actuarial losses (see Note 12).
The cash flow hedges included in other comprehensive income (loss) are net of a tax benefit of $10 million and tax expense of $5 million for the six months ended June 30, 2026 (Successor) and June 30, 2025 (Predecessor),
respectively. The net actuarial loss and prior service cost related to pension and other postretirement benefit plans included in other comprehensive income (loss) is net of a tax benefit of $7 million for the six months ended
June 30, 2025 (Predecessor).
11) INCOME TAXES
The income tax provision represents federal, state and local, and foreign taxes on earnings before income taxes and equity in loss of investee companies. For the three and six months ended June 30, 2026 (Successor), we recorded a provision for income taxes of $120 million and $275 million, reflecting an effective income tax rate of 55.8% and
45.3%, respectively. Included in the provision for income taxes are the following items identified as affecting the comparability of our results, which in aggregate increased our effective income tax rate by 20.1 percentage points and 10.9 percentage points for their respective periods.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Impact from Items Affecting Comparability
	Successor
	Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
	Earnings (Loss) Before Income Taxes	Benefit from (Provision for) Income Taxes	Earnings (Loss) Before Income Taxes	Benefit from (Provision for) Income Taxes
Restructuring charges (Note 4)	$(35)	$5	$(35)	$5
Transaction-related items (Note 4)	$(153)	$15	$(256)	$21
Net discrete tax benefit	n/a	$4	n/a	$8
n/a - not applicable
For the three and six months ended June 30, 2025 (Predecessor), we recorded a provision for income taxes of $50 million and $150 million, reflecting an effective income tax rate of 28.1% and 29.3%, respectively. Included in the provision for income taxes are the following items identified as affecting the comparability of our results, which in aggregate increased our effective income tax rate by 2.9 percentage points and 3.0 percentage points for their respective periods.

	Impact from Items Affecting Comparability
	Predecessor
	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Earnings (Loss) Before Income Taxes	Benefit from (Provision for) Income Taxes	Earnings (Loss) Before Income Taxes	Benefit from (Provision for) Income Taxes
Impairment charges (Note 15)	$(157)	$39	$(157)	$39
Restructuring charges (Note 4)	$(177)	$42	$(242)	$58
Transaction-related items (Note 4)	$(4)	$1	$(24)	$1
Gain from dispositions	$—	$—	$35	$(2)
Net discrete tax provision	n/a	$(2)	n/a	$(9)
n/a - not applicable
On July 10, 2026, the Company received Notices of Proposed Adjustment (“NOPAs”) from the Internal Revenue
Service for legacy Viacom Inc.’s 2017, 2018, and 2019 tax years regarding the tax treatment of certain transactions between our subsidiaries.  The proposed adjustments could increase taxes, including the one-time transition tax on cumulative foreign earnings, by up to approximately $400 million, excluding any penalties and interest that may be due.  The Company disagrees with the proposed adjustments and is evaluating its options, including contesting the
NOPAs through all available administrative and, if necessary, judicial proceedings.  As the NOPAs were received after the balance sheet date, changes in measurement of the tax position, if any, will be accounted for in the third quarter of 2026.

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

	Pension Benefits			Postretirement Benefits
	Successor	Predecessor		Successor	Predecessor
	Three Months Ended June 30,		Three Months Ended June 30,	Three Months Ended June 30,		Three Months Ended June 30,
	2026		2025	2026		2025
Components of net periodic cost (a):
Interest cost	$50		$49	$2		$3
Expected return on plan assets	(35)		(32)	—		—
Amortization of actuarial loss (gain) (b)	—		19	—		(5)
Net periodic cost	$15		$36	$2		$(2)

	Pension Benefits			Postretirement Benefits
	Successor	Predecessor		Successor	Predecessor
	Six Months Ended June 30,		Six Months Ended June 30,	Six Months Ended June 30,		Six Months Ended June 30,
	2026		2025	2026		2025
Components of net periodic cost (a):
Interest cost	$100		$99	$4		$5
Expected return on plan assets	(70)		(64)	—		—
Amortization of actuarial loss (gain) (b)	—		37	—		(9)
Net periodic cost	$30		$72	$4		$(4)
(a) Amounts reflect our domestic plans only.
(b) Reflects amounts reclassified from accumulated other comprehensive loss to net earnings (loss).
13) SEGMENT INFORMATION
The tables below set forth our financial information by reportable segment that is regularly reviewed by the
Company’s chief operating decision maker (“CODM”), who is the Company’s Chief Strategy Officer and Chief
Operating Officer, Andrew Brandon-Gordon. Beginning in 2026, we transitioned our reporting structure into three new segments: Studios, Direct-to-Consumer, and TV Media. Under the new segment structure, our Studios segment reflects the combination of the historical Filmed Entertainment segment with the historical TV Media studio operations, consolidating our content creation activities. Additionally, our premium cable channel, Paramount+
with Showtime, which was previously under the TV Media segment, is now managed under the Direct-to-
Consumer segment. Concurrent with the change to our segments, we updated our segment expense allocations to better reflect how we operate and make cost decisions across the business. Certain centralized costs that were previously allocated at the segment level are now reported within corporate expenses.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
As a result of the new accounting basis established in connection with the Skydance Transactions and NAI
Transaction on August 7, 2025, which makes our results of operations not comparable between the Successor and
Predecessor periods (see Note 1), we are required to present segment information for the periods prior to August 7,
2025 based on our previous segments, Filmed Entertainment, Direct-to-Consumer, and TV Media.
•Studios—Our Studios segment consists of our television and film studio operations, including CBS
Studios, Paramount Television Studios, Nickelodeon Animation, Paramount Pictures, Paramount
Animation, and Miramax, as well as Skydance Animation, Film, and Television, Paramount Sports
Entertainment and Paramount Games Studio. For the Predecessor period, our Filmed Entertainment segment was most comparable to our new Studios segment and excluded studio operations related to our
TV Media businesses, including CBS Studios and Paramount Television Studios.
•Direct-to-Consumer—Our Direct-to-Consumer segment consists of our portfolio of domestic and international pay and free streaming services, including Paramount+ and Pluto TV, as well as our domestic premium cable network, Paramount+ with Showtime. For the Predecessor period, the Direct-to- Consumer segment excluded Paramount+ with Showtime. During the second quarter of 2026, we integrated BET+
into Paramount+.
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

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Successor		Predecessor
	Three Months Ended June 30,			Three Months Ended June 30,
	2026			2025
Revenues:			Revenues:
Studios			Filmed Entertainment
Theatrical	$138		Theatrical	$254
Licensing and other	1,172		Licensing and other	434
Advertising	4		Advertising	2
Studios	1,314		Filmed Entertainment	690
Direct-to-Consumer			Direct-to-Consumer
Advertising	535		Advertising	494
Affiliate and subscription	1,939		Subscription	1,665
Licensing	—		Licensing	1
Direct-to-Consumer	2,474		Direct-to-Consumer	2,160
TV Media			TV Media
Advertising	1,420		Advertising	1,657
Affiliate and subscription	1,581		Affiliate and subscription	1,780
Licensing and other	127		Licensing and other	574
TV Media	3,128		TV Media	4,011
Eliminations	(3)		Eliminations	(12)
Total Revenues	$6,913		Total Revenues	$6,849

Successor		Predecessor
	Six Months Ended June 30,			Six Months Ended June 30,
	2026			2025
Revenues:			Revenues:
Studios			Filmed Entertainment
Theatrical	$290		Theatrical	$402
Licensing and other	2,299		Licensing and other	910
Advertising	8		Advertising	5
Studios	2,597		Filmed Entertainment	1,317
Direct-to-Consumer			Direct-to-Consumer
Advertising	1,052		Advertising	967
Affiliate and subscription	3,820		Subscription	3,236
Licensing	—		Licensing	1
Direct-to-Consumer	4,872		Direct-to-Consumer	4,204
TV Media			TV Media
Advertising	3,341		Advertising	3,695
Affiliate and subscription	3,201		Affiliate and subscription	3,606
Licensing and other	252		Licensing and other	1,248
TV Media	6,794		TV Media	8,549
Eliminations	(3)		Eliminations	(29)
Total Revenues	$14,260		Total Revenues	$14,041

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
content to our internal platforms through sub‑licensing or co‑production arrangements. For the three and six months ended June 30, 2026, intercompany revenues were all earned by the Studios segment. The table below presents intercompany revenue by segment for the 2025 periods.

	Three Months Ended June 30,	Six Months Ended June 30,
	2025	2025
Intercompany Revenues:
TV Media	$6	$17
Filmed Entertainment	6	12
Total Intercompany Revenues	$12	$29

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Successor		Predecessor
	Three Months Ended June 30,			Three Months Ended June 30,
	2026			2025
Studios			Filmed Entertainment
Revenues	$1,314		Revenues	$690

Content costs	926		Content costs	394
Advertising and marketing	143		Advertising and marketing	195
Other (a)	209		Other (a)	185
Total segment expenses	1,278		Total segment expenses	774

Studios Adjusted EBITDA	36		Filmed Entertainment Adjusted OIBDA	(84)
Direct-to-Consumer			Direct-to-Consumer
Revenues	2,474		Revenues	2,160

Content costs	1,161		Content costs	1,085
Advertising and marketing	316		Advertising and marketing	294
Other (b)	631		Other (b)	624
Total segment expenses	2,108		Total segment expenses	2,003

Direct-to-Consumer Adjusted EBITDA	366		Direct-to-Consumer Adjusted OIBDA	157
TV Media			TV Media
Revenues	3,128		Revenues	4,011

Content costs	1,185		Content costs	1,956
Advertising and marketing	66		Advertising and marketing	116
Other (c)	814		Other (c)	1,076
Total segment expenses	2,065		Total segment expenses	3,148

TV Media Adjusted EBITDA	1,063		TV Media Adjusted OIBDA	863
Corporate/Eliminations	(366)		Corporate/Eliminations	(73)
Stock-based compensation (d)	(72)		Stock-based compensation (d)	(39)
Depreciation and amortization	(364)		Depreciation and amortization	(87)
Impairment charges	—		Impairment charges	(157)
Restructuring and transaction-related items (d)	(188)		Restructuring and transaction-related items (d)	(181)
Operating income	475		Operating income	399
Interest expense	(255)		Interest expense	(214)
Interest income	29		Interest income	32
Other items, net	(34)		Other items, net	(39)
Earnings before income taxes and equity in loss of investee companies	215		Earnings before income taxes and equity in loss of investee companies	178
Provision for income taxes	(120)		Provision for income taxes	(50)
Equity in loss of investee companies, net of tax	(54)		Equity in loss of investee companies, net of tax	(67)
Net earnings (Parent and noncontrolling interests)	41		Net earnings (Parent and noncontrolling interests)	61
Net earnings attributable to noncontrolling interests	—		Net earnings attributable to noncontrolling interests	(4)
Net earnings attributable to Parent	$41		Net earnings attributable to Parent	$57

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Successor		Predecessor
	Six Months Ended June 30,			Six Months Ended June 30,
	2026			2025
Studios			Filmed Entertainment
Revenues	$2,597		Revenues	$1,317

Content costs	1,742		Content costs	715
Advertising and marketing	243		Advertising and marketing	311
Other (a)	412		Other (a)	355
Total segment expenses	2,397		Total segment expenses	1,381

Studios Adjusted EBITDA	200		Filmed Entertainment Adjusted OIBDA	(64)
Direct-to-Consumer			Direct-to-Consumer
Revenues	4,872		Revenues	4,204

Content costs	2,407		Content costs	2,300
Advertising and marketing	631		Advertising and marketing	635
Other (b)	1,217		Other (b)	1,221
Total segment expenses	4,255		Total segment expenses	4,156

Direct-to-Consumer Adjusted EBITDA	617		Direct-to-Consumer Adjusted OIBDA	48
TV Media			TV Media
Revenues	6,794		Revenues	8,549

Content costs	2,904		Content costs	4,299
Advertising and marketing	146		Advertising and marketing	269
Other (c)	1,626		Other (c)	2,196
Total segment expenses	4,676		Total segment expenses	6,764

TV Media Adjusted EBITDA	2,118		TV Media Adjusted OIBDA	1,785
Corporate/Eliminations	(675)		Corporate/Eliminations	(174)
Stock-based compensation (d)	(152)		Stock-based compensation (d)	(83)
Depreciation and amortization	(726)		Depreciation and amortization	(175)
Impairment charges	—		Impairment charges	(157)
Restructuring and transaction-related items (d)	(291)		Restructuring and transaction-related items (d)	(266)
Gain on dispositions	—		Gain on dispositions	35
Operating income	1,091		Operating income	949
Interest expense	(493)		Interest expense	(431)
Interest income	67		Interest income	70
Other items, net	(58)		Other items, net	(76)
Earnings before income taxes and equity in loss of investee companies	607		Earnings before income taxes and equity in loss of investee companies	512
Provision for income taxes	(275)		Provision for income taxes	(150)
Equity in loss of investee companies, net of tax	(116)		Equity in loss of investee companies, net of tax	(140)
Net earnings (Parent and noncontrolling interests)	216		Net earnings (Parent and noncontrolling interests)	222
Net earnings attributable to noncontrolling interests	(7)		Net earnings attributable to noncontrolling interests	(13)
Net earnings attributable to Parent	$209		Net earnings attributable to Parent	$209
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
(d) Stock-based compensation expense of $9 million for both the three and six months ended June 30, 2026 (Successor), and $4 million for both the three and six months ended June 30, 2025 (Predecessor) is included in “Restructuring and transaction-related items.”
14) COMMITMENTS AND CONTINGENCIES
Guarantees
Letters of Credit and Surety Bonds
At June 30, 2026, we had outstanding letters of credit and surety bonds of $1.24 billion that were not recorded on the Consolidated Balance Sheet, including $998 million issued under a $1.9 billion standby letter of credit facility.
In accordance with the contractual requirements of one of our commitments, the letter of credit outstanding under this facility increases and decreases consistent with the related contractual commitment. Letters of credit and surety bonds are primarily used as security against non-performance in the normal course of business under contractual requirements of certain of our commitments. The standby letter of credit facility, which matures in May 2027, is subject to provisions similar to the Credit Facility, including the same principal financial covenant (see Note 7), and will be secured by the same collateral as the Credit Facility at closing of the WBD merger.
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
Legal Matters
General
On an ongoing basis, we vigorously defend ourselves in numerous lawsuits and proceedings and respond to various investigations and inquiries from federal, state, local and international authorities (collectively,
“Litigation”). Litigation may be brought against us without merit, and is inherently uncertain and always difficult to predict. However, based on our understanding and evaluation of the relevant facts and circumstances, we believe that the following matters are not likely, in the aggregate, to result in a material adverse effect on our business, financial condition and results of operations.
Litigation Relating to the WBD Merger
In April 2026, Pamela Faust, together with four other consumers of streaming, cable television, news media, and theatrical entertainment programming, filed a private antitrust action in the U.S. District Court for the Northern
District of California against Paramount and Skydance relating to the WBD Merger. The complaint seeks to block the WBD Merger, among other relief. In May 2026, the plaintiffs filed a motion for a preliminary injunction to enjoin the WBD Merger pending a trial on the merits. In June 2026, we filed a motion to dismiss and an opposition to the plaintiffs’ motion for a preliminary injunction. A hearing took place on July 16, 2026 on the plaintiffs’

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
motion for a preliminary injunction and our motion to dismiss. The Court denied the plaintiffs’ motion for a preliminary injunction and is still considering our motion to dismiss.
In July 2026, twelve states (California, Arizona, Colorado, Connecticut, Massachusetts, Minnesota, Nevada, New
Jersey, New Mexico, New York, Oregon and Washington) filed an antitrust action in the U.S. District Court for the
Northern District of California against Paramount and WBD relating to the WBD Merger. The complaint seeks to block the WBD Merger, among other relief. On July 13, 2026, the plaintiff-states filed a motion for a temporary restraining order and to show cause why a preliminary injunction should not issue. We filed our opposition on July
16, 2026, and the Court held a hearing on the plaintiff-states’ motion on July 17, 2026. On July 20, 2026, the Court granted the motion for a temporary restraining order and set a briefing schedule for the preliminary injunction. On
July 22, 2026, we filed a motion seeking a three-day evidentiary hearing for the preliminary injunction during the week of August 17 or August 24 and to amend the briefing schedule. On July 23, 2026, the plaintiff-states informed the Court that they would not file their preliminary injunction motion that day, and that the filing timeline would depend on the outcome of further discussions with the defendants. On July 24, 2026, the plaintiff-states, the
WGA plaintiffs (described below), and defendants entered a stipulation agreeing that the WBD Merger will not close, and defendants will not take any steps to integrate their operations, until the earlier of (1) five days after a merits determination in these actions or (2) June 1, 2027. The parties also cancelled the briefing schedule and the
August 3, 2026 hearing on the plaintiff-states’ preliminary injunction motion and agreed to file a joint trial-
scheduling statement by July 31, 2026. The Court granted the stipulation the same day. On July 31, 2026, the parties, together with the WGA plaintiffs, filed a joint scheduling statement. On August 4, 2026, the Court entered an order for a single 12-day trial beginning March 2, 2027 and ending March 19, 2027 covering both the plaintiff-
states and WGA plaintiffs cases.
In July 2026, the Writers Guild of America, West, Inc., and Writers Guild of America East, Inc. filed a private antitrust action in the U.S. District Court for the Northern District of California against Paramount and WBD relating to the WBD Merger. The complaint seeks to block the WBD Merger, among other relief. On July 17,
2026, the case was reassigned to Judge Araceli Martinez-Olguin from Magistrate Judge Peter H. Kang. On July 21,
2026, the plaintiffs filed a motion for a preliminary injunction and a motion to expedite the preliminary injunction briefing schedule. On July 22, 2026, we filed an opposition to the motion to expedite. On July 23, 2026, the plaintiffs filed a reply to the motion to expedite. That same day, the Court issued an order aligning the briefing schedule on the motions for preliminary injunction in both the state and the WGA actions, extending the temporary restraining order to August 17, 2026. On July 24, 2026, the plaintiff-states, the WGA plaintiffs, and the defendants entered a stipulation agreeing that the WBD Merger will not close, and defendants will not take any steps to integrate their operations as described above. The stipulation also provides that the WGA plaintiffs will withdraw their preliminary injunction motion and that the parties will file a joint trial-scheduling statement by July 31, 2026.
The Court granted the stipulation the same day. As described above, on August 4, 2026, the Court entered an order for a single 12-day trial beginning March 2, 2027 and ending March 19, 2027 covering both the plaintiff-states and
WGA plaintiffs cases.
In July 2026, Paul Robbins, a Paramount stockholder, filed a derivative lawsuit in the Delaware Court of Chancery against certain of our officers and directors, alleging that they breached their fiduciary duty of loyalty in pursuit of
Paramount’s acquisition of WBD. The plaintiff seeks to enjoin the WBD Merger and monetary damages, among other relief, and has asked the Court to expedite the proceedings to allow him to seek an injunction. On July 26,
2026, the plaintiff sent an email to the Court withdrawing his request to expedite the matter in light of the stipulation in the pending state antitrust lawsuit described above. The plaintiff has asked the Court to order the parties to meet and confer to discuss a schedule in the matter. On July 27, 2026, the defendants submitted a response letter stating that, given that the plaintiff was withdrawing his motion to expedite, the schedule governing the matter should be no different than any other non-expedited matter, that they intended to file a motion to dismiss

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
at the appropriate time, and that they will also file a motion to stay discovery pending resolution of that motion if the plaintiff does not stipulate to such a stay.
In addition, we have received demand letters from purported holders of our Class B Common Stock requesting the inspection of books and records to investigate possible breaches of fiduciary duties or other misconduct in connection with the WBD Merger.
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
In February 2025, the Court granted an implementing order returning the 220 Action to the magistrate judge for further proceedings on the scope of production. In March 2025, the Court granted our application for certification of interlocutory appeal to the Delaware Supreme Court, which was accepted in April 2025. In March 2026, the
Delaware Supreme Court affirmed the trial court’s decision and remanded the case for further proceedings. The parties submitted supplemental briefs to the Court in June 2026 and submitted reply supplemental briefs in July
2026 concerning the appropriate scope of further inspection.
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

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Additionally, in August 2024, LiveVideo.AI Corp. filed a lawsuit in the U.S. District Court for the Southern
District of New York against Shari E. Redstone, NAI, Christine Varney and Monica Seligman, alleging that the defendants did not fairly consider its offer to purchase Paramount Global. The complaint asserts claims for unfair competition, tortious interference, unjust enrichment and aiding and abetting breach of fiduciary duty, among others, and seeks unspecified monetary damages, costs and other relief. The defendants were never served. The parties exchanged several filings related to service and default. In August 2025, the magistrate judge issued a
Report and Recommendation recommending that the case be dismissed and that the Court impose $10,000 in monetary sanctions against LiveVideo.AI Corp. In September 2025, the district judge adopted the report in full, dismissed the case, imposed the sanctions, and enjoined LiveVideo.AI Corp. from filing any further lawsuits in any federal district court arising out of the Skydance Transactions. LiveVideo.AI Corp. filed a notice of appeal in
November 2025, and in April 2026, the appeal was dismissed. In April 2026, LiveVideo.AI Corp. moved to reinstate the appeal, and in May 2026, the Court denied the motion. LiveVideo.AI Corp. again moved to reinstate the appeal in June 2026. The parties are currently litigating a motion for sanctions against the plaintiff. In June
2026, following briefing, the Court granted defendants’ motion for sanctions against LiveVideo.AI Corp. and its counsel. LiveVideo.AI Corp. filed a notice of appeal on July 1, 2026.
In August 2025, Gabelli Value 25 Fund Inc. (“Gabelli”) filed a putative class action complaint in the Court of
Chancery of the State of Delaware against Barbara M. Byrne, Linda M. Griego, Judith A. McHale, Charles E.
Phillips, Jr., Susan Schuman, Harbor Lights (f/k/a National Amusements, Inc.) and Shari E. Redstone (the “NAI
Defendants”), and Skydance Media, LLC and RB Tentpole LP (the “Skydance Defendants”), alleging breach of fiduciary duty against all defendants and unjust enrichment against the NAI Defendants (the “Gabelli Action”).
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
The NYCERS Action originally sought, among other forms of relief, an order from the Court enjoining the closing of the Skydance Transactions until the Court reached a final resolution on the plaintiffs’ claims and an order

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
compelling the special committee of Paramount Global’s Board of Directors to evaluate Project Rise Partners’
alternative offer to, among other things, acquire Paramount Global Class A Common Stock for $23.00 per share and Paramount Global Class B Common Stock for $19.00 per share. The Project Rise Partners’ offer was made after the go-shop period in the Transaction Agreement had ended. The plaintiffs filed a motion for expedited proceedings along with their complaint. In February 2025, the plaintiffs moved to join Paramount Global,
Skydance, Shari E. Redstone, NAI and various other entities named in the Transaction Agreement as necessary parties to the litigation and moved for a temporary restraining order preventing the closing of the Skydance
Transactions until the Court considered the plaintiffs’ anticipated motion for injunctive relief following expedited discovery. In March 2025, the Court allowed plaintiffs to amend the complaint to add Paramount Global,
Skydance, Shari E. Redstone, NAI and the various other entities as defendants. The amended complaint seeks compensatory damages. The parties reached an agreement to withdraw the plaintiffs’ request for expedition and their application for injunctive relief in exchange for targeted discovery from certain of the defendants and third parties. The productions are now complete.
In April 2026, the Court held a status conference in the Baker Action, the NYCERS Action and the Gabelli Action,
at which the Court indicated a preference for coordinating the Class A and Class B stockholder actions and for providing Class A stockholders discovery equivalent to that provided to Class B stockholders. It directed the parties to submit a proposed scheduling order governing, among other things, the filing of plenary complaints and the appointment of Class B leadership. In July 2026, following another status conference, the Court entered a scheduling order which sets a deadline in October 2026 for briefing the Class B leadership dispute.
In April 2025, Metropolitan Water Reclamation District Retirement Fund, Laborers’ and Retirement Board
Employees’ Annuity and Benefit Fund of Chicago, Gary Mendelsohn, and Park Employees’ Annuity and Benefit
Fund of Chicago, purported holders of Paramount Global Class B Common Stock, filed a complaint for the inspection of books and records under Section 220 of the DGCL in the Court of Chancery of the State of Delaware
against us to maintain standing to enforce their statutory inspection rights and seek an order to produce all the books and records identified in their Section 220 demands to investigate possible breaches of fiduciary duties in connection with the Skydance Transactions. The complaint alleges that the documents produced to such purported stockholders thus far pursuant to their Section 220 demands are insufficient. The complaint seeks an order requiring us to produce the documents identified in their Section 220 demands, among other relief. In November
2025, the parties contacted the Court with a request to lift the stay and schedule a trial. A magistrate judge held a trial in March 2026. Subsequently, the parties simultaneously submitted supplemental briefs in April 2026. The
Court issued a decision in June 2026, which held in part that inspection of certain informal board materials would be necessary and essential to satisfy plaintiffs’ demands. The parties are negotiating further inspection.
Litigation Relating to Video Streaming Patents
In August 2025, Nokia Technologies Oy (“Nokia”) filed complaints alleging infringement of patents related to video streaming against Paramount in the United States, Brazil, Germany and the Unified Patent Court (“UPC”) in
Europe. In November 2025, Paramount filed a rate-setting action against Nokia in the High Court of Justice of
England and Wales (“U.K. Court”). In March 2026, Nokia submitted to the jurisdiction of the U.K. Court and agreed to a mechanism in which the U.K. Court would determine reasonable and non-discriminatory terms for a global license to Nokia’s video patent portfolio, Paramount would make a refundable interim payment to Nokia as determined by the U.K. Court, and all parallel litigation involving Nokia’s video patent portfolio would be withdrawn or dismissed by the parties. The interim payment amount is entirely without prejudice to the amount payable for the license to be determined at trial and is refundable in that if it exceeds the U.K. Court’s final rate determination, then Nokia will refund the difference to Paramount with interest. Nokia’s complaints filed in the
United States, Brazil, Germany, and the UPC were dismissed without prejudice, and the U.K. Court set the interim payment amount in June 2026. The trial is scheduled for late 2026.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Claims Related to Former Businesses
Asbestos
We are a defendant in lawsuits claiming various personal injuries related to asbestos and other materials, which allegedly occurred as a result of exposure caused by various products manufactured by Westinghouse, a predecessor, generally prior to the early 1970s. Westinghouse was neither a producer nor a manufacturer of asbestos. We are typically named as one of a large number of defendants in both state and federal cases. In the majority of asbestos lawsuits, the plaintiffs have not identified which of our products is the basis of a claim. Claims against us in which a product has been identified most commonly relate to allegations of exposure to asbestos-
containing insulating material used in conjunction with turbines and electrical equipment.
Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. We do not report as pending those claims on inactive, stayed, deferred or similar dockets that some jurisdictions have established for claimants who allege minimal or no impairment. As of June 30, 2026, we had pending approximately 18,300 asbestos claims, as compared with approximately 17,490 as of December 31, 2025. During the second quarter of 2026, we received approximately 860 new claims and closed or moved to an inactive docket approximately 610 claims. We report claims as closed when we become aware that a dismissal order has been entered by a court or when we have reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. Our total costs for settlement and defense of asbestos claims after insurance recoveries and net of tax, were approximately $23 million for the Successor period from August 7 - December 31, 2025, $11 million and $34 million for the Predecessor periods from January 1 - August 6, 2025, and the year ended December 31, 2024, respectively. Our costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.
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
15) SUPPLEMENTAL FINANCIAL INFORMATION
Supplemental Cash Flow Information

	Successor	Predecessor
	Six Months Ended June 30,		Six Months Ended June 30,
	2026		2025
Cash paid for interest	$448		$411

Cash (received) paid for income taxes	$(32)		$180

Noncash additions to operating lease assets	$38		$76
Warner Bros. Discovery—Advance Consideration
In the first quarter of 2026, under the terms of the WBD Merger Agreement, we paid a termination fee of
$2.8 billion to Netflix on behalf of WBD in connection with the termination of a prior merger agreement between
Netflix and WBD. The termination fee will be included in the total consideration to be allocated to WBD’s assets and liabilities as of the acquisition date, and accordingly has been included within “Advance consideration for
WBD acquisition” on the Consolidated Balance Sheet as of June 30, 2026 and within Investing Activities on the
Consolidated Statement of Cash Flows for the six months ended  June 30, 2026.
Lease Income
We enter into operating leases for the use of our owned production facilities and office buildings. Lease payments received under these agreements consist of fixed payments for the rental of space and certain building operating costs, as well as variable payments based on usage of production facilities and services, and escalating costs of building operations. We recorded total lease income, including both fixed and variable amounts, of $8 million and
$16 million for the three and six months ended June 30, 2026 (Successor), respectively, and $12 million and $21 million for the three and six months ended June 30, 2025 (Predecessor), respectively.

PARAMOUNT SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
FCC Licenses Impairment Charges (Predecessor)
Prior to the third quarter of 2025, FCC licenses were classified as indefinite-lived intangible assets, which were tested for impairment on an annual basis and between annual tests if events occurred or circumstances changed that would more likely than not reduce the fair value below carrying value. For the second quarter of 2025, as a result of declines in industry projections, we determined that interim impairment tests were necessary for six markets in which we hold FCC licenses.
The impairment tests indicated that the estimated fair values of FCC licenses in each of the six markets tested were below their respective carrying values. Accordingly, we recorded an impairment charge during the second quarter of 2025 of $157 million to write down the carrying values of these FCC licenses to their then aggregate estimated fair value.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition.
(Tabular dollars in millions, except per share amounts)
Management’s discussion and analysis of the results of operations and financial condition of Paramount Skydance
Corporation should be read in conjunction with the more detailed financial statements and notes thereto included in our Form 8-K filed with the Securities and Exchange Commission on May 13, 2026, which was filed in order to recast the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 to reflect our new segment presentation. References to “Paramount,” the “Company,” “we,” “us” and “our” refer to
Paramount Skydance Corporation and its consolidated subsidiaries, unless the context otherwise requires.
Warner Bros. Discovery Merger—On February 27, 2026, Paramount and Warner Bros. Discovery, Inc. (“WBD”)
announced a definitive merger agreement (the “WBD Merger Agreement”) under which Paramount will acquire
WBD (the “WBD Merger”). The closing of the WBD Merger is subject to customary closing conditions, including regulatory clearances. The anticipated closing of the WBD Merger has been delayed as a result of a lawsuit, with the parties agreeing to postpone closing until the earlier of five days following the court’s ruling or June 1, 2027.
The completion of the WBD Merger remains subject to regulatory clearance in certain jurisdictions. Recent approvals include the European Commission in July 2026 under both the EU Merger Regulation and EU Foreign
Subsidies Regulation following a Phase 1 review.
Under the terms of the WBD Merger Agreement, Paramount will pay $31.00 per WBD share to acquire all outstanding shares of WBD, which at the time of the WBD Merger Agreement represented an equity value of
$80.9 billion, and will assume WBD’s net debt. At March 31, 2026, WBD’s debt (excluding finance leases) was comprised of $17.7 billion of senior notes and $15.0 billion of borrowings from a bridge facility. Furthermore, if the WBD Merger closes, Paramount will pay WBD stockholders a per share “ticking fee” of $0.00277778 for each day after September 30, 2026 that the WBD Merger has not closed, up to a maximum of $0.25 per WBD share per
90 calendar day period (the “Ticking Consideration”). No Ticking Consideration is payable if the WBD Merger
Agreement is terminated pursuant to its terms. The WBD Merger Agreement has a termination date of March 4,
2027, subject to one automatic extension to June 4, 2027. Also, under the terms of the WBD Merger Agreement, in the first quarter of 2026, Paramount paid a termination fee of $2.8 billion to Netflix, Inc. (“Netflix”) on behalf of
WBD in connection with the termination of a prior merger agreement between Netflix and WBD. This payment was initially funded with cash on hand and a $2.15 billion borrowing from our credit facility (see Capital
Structure) and, in accordance with the Subscription Agreements described below, entered into by the Ellison
Parties (as defined below), such amount will ultimately be funded by the $46.7 billion to be received from the
Ellison Parties.
If the WBD Merger Agreement is terminated because the WBD Merger cannot close due to a failure to obtain antitrust or regulatory approval, or because a court order prevents the WBD Merger from closing on antitrust grounds, Paramount will owe WBD a $7.0 billion Regulatory Termination Fee (as defined in the WBD Merger
Agreement). In accordance with the Subscription Agreements, this termination fee and the previously paid $2.8 billion Netflix termination fee described above would be funded by the Ellison Parties in exchange for shares of
Paramount Skydance Corporation Class B Common Stock (as defined below) at $16.02 per share.
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

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Ticking Consideration or certain other additional amounts as defined in the WBD Merger Agreement are required)
from the Trust and $250 million from RedBird pursuant to the terms of the Subscription Agreements.
In April 2026, we announced that the Equity Investors had determined, as permitted under the Subscription
Agreements, to assign their subscription rights thereunder (such assignments, the “Equity Syndication” and the assignees, the “Equity Syndication Parties”) to the Equity Syndication Parties. The Equity Syndication Parties are
composed of affiliates of the Ellison Parties and RedBird, as well as the following institutional investors: The
Public Investment Fund, L’Imad 1st SPV 2 Exempt RSC LTD (an investment vehicle of L’Imad Holding, an Abu
Dhabi sovereign wealth fund), QIA TMT Holding LLC (an investment vehicle of the Qatar Investment Authority), and LionTree Investment Fund, L.P. The aggregate allocations under the Equity Syndication total to the full amount of the commitments under the Subscription Agreements. At closing of the WBD Merger, Paramount will issue to each Equity Syndication Party a number of newly issued nonvoting shares of Paramount Skydance
Corporation Class B Common Stock (or securities convertible into shares) equal to its allocated amount divided by the Syndication Purchase Price, defined as the 20-trading-day daily volume-weighted average price of Paramount
Skydance Corporation Class B Common Stock determined as of the third business day prior to the closing of the
WBD Merger, subject to a ceiling of $16.02 per share and a floor of $12.00 per share. The Equity Syndication does not relieve the Equity Investors of their contractual commitments made to the Company. To the extent that any
Equity Syndication Party does not perform under its syndication assignment, the obligation of the Equity Investors to fund the related amount of the commitments would continue to be required under the Subscription Agreements.
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
We have also secured commitments for debt financing totaling $54 billion, which include a $49 billion 364-day senior secured bridge loan facility, which we plan, subject to market conditions and other timing considerations, to reduce or replace with permanent financing (which may include issuance of debt securities) on or prior to the closing of the WBD Merger and, in connection with a credit agreement entered into in April 2026 (the “Pro Rata
Credit Agreement”), $2.50 billion three-year senior secured term A loans and $2.50 billion five-year senior secured term A loans. The term A loans will be made in a single borrowing on the closing date of the WBD Merger. The
Pro Rata Credit Agreement also provides for a $5.00 billion five-year senior secured revolving credit facility, which will be used for general corporate purposes, and will replace our existing revolving credit facility (see
Capital Structure). The availability and initial funding of the facilities under the Pro Rata Credit Agreement and the bridge loan facility (if not replaced by permanent financing) are subject to the satisfaction or waiver of customary conditions set forth in the Pro Rata Credit Agreement and the bridge commitment papers, including the closing of the WBD Merger.
In addition, following the closing of the WBD Merger, each holder of Paramount Skydance Corporation Class B
Common Stock (excluding any Equity Investor or affiliate thereof) as of a record date to be determined will receive, without payment of any consideration, one 10-year warrant (each, a “Warrant”) for each share held, exercisable at an initial exercise price per share equal to the Syndication Purchase Price and subject to customary anti-dilution and fundamental change make-whole adjustments. Beginning on the third anniversary of issuance, we may call the Warrants if the closing price of our Class B Common Stock equals or exceeds $30.00 for at least 20 trading days during any 30 consecutive trading day period. We intend to apply to list the Warrants for trading on the Nasdaq Stock Market LLC (“Nasdaq”) separate from our Class B Common Stock, subject to applicable approvals. The planned Warrant issuance is in lieu of a previously planned rights offering at $16.02 per share. In

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
connection with the Warrant issuance, existing Paramount restricted stock units are expected to be equitably adjusted pursuant to pre-existing anti-dilution provisions in Paramount equity plans.
WBD Debt—In May 2026, we commenced (i) exchange offers, which are expected to result in the exchange of up to $12.7 billion aggregate principal amount of certain of WBD’s senior notes for newly issued Paramount notes, and (ii) tender offers for cash for up to $2.4 billion aggregate principal amount of other WBD senior notes, in each case conditioned on the closing of the WBD Merger. In June 2026, WBD entered into a seven-year $13.0 billion term loan (“First Lien Credit Agreement”), and a seven-year €1.7 billion term loan (the “WBD Term Loans”). The proceeds were used to repay the $15.0 billion bridge facility WBD had outstanding on March 31, 2026. We plan to replace or refinance the WBD Term Loans, if not refinanced by WBD prior to closing of the WBD Merger.
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
The Skydance Transactions—Also on August 7, 2025, following the completion of the NAI Transaction and pursuant to the Transaction Agreement dated as of July 7, 2024, Paramount Global and Skydance became wholly-
owned subsidiaries of Paramount Skydance Corporation (the transactions contemplated by the Transaction
Agreement, the “Skydance Transactions”). Paramount Skydance Corporation, formerly known as New Pluto
Global, Inc., was formed on June 3, 2024 to consummate the Transactions and was a wholly-owned direct subsidiary of Paramount Global until, through a series of mergers, it became the holding company of Paramount
Global and Skydance as part of the Skydance Transactions.
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
•Consolidated Results of Operations—Analysis of our results on a consolidated basis for the three and six months ended June 30, 2026 (Successor), including a comparison to the three and six months ended
June 30, 2025 (Predecessor).
•Segment Results of Operations—Analysis of our results on a reportable segment basis for the three and six months ended June 30, 2026 (Successor).
•Liquidity and Capital Resources—Discussion of our cash flows, including sources and uses of cash, for the six months ended June 30, 2026 (Successor), including a comparison to the six months ended June 30,
2025 (Predecessor), and of our outstanding debt as of June 30, 2026 (Successor), including Supplemental
Guarantor Financial Information.
•Legal Matters—Discussion of legal matters to which we are involved.
Overview
Operational Highlights - Three Months Ended June 30, 2026 and 2025

	Successor	Predecessor
	Three Months Ended June 30,		Three Months Ended June 30,	Increase/(Decrease)
Consolidated Results of Operations	2026		2025	$	%
GAAP:
Revenues	$6,913		$6,849	$64	1%
Operating income	$475		$399	$76	19%
Net earnings attributable to Parent	$41		$57	$(16)	(28)%
Diluted EPS	$.04		$.08	$(.04)	(50)%

Non-GAAP: (a)
Adjusted EBITDA	$1,099		$863	$236	27%
Adjusted net earnings attributable to Parent	$205		$315	$(110)	(35)%
Adjusted diluted EPS	$.18		$.46	$(.28)	(61)%
(a)  See “Reconciliation of Non-GAAP Measures” for reconciliations of these non-GAAP measures to the most directly comparable financial measures in accordance with accounting principles generally accepted in the United States (“U.S. GAAP” or
“GAAP”).
Revenues increased 1% to $6.91 billion, reflecting growth at Paramount+ and higher licensing revenues, driven by the inclusion of Skydance and increases in revenues from secondary market licensing and content produced for third parties. These increases were partially offset by lower revenues from our linear networks and from theatrical releases, reflecting the comparison to the second quarter 2025 release of Mission: Impossible - The Final
Reckoning.
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
Operating income of $475 million for the three months ended June 30, 2026 increased 19%. Operating income in
2026 includes transaction-related items of $153 million and restructuring charges of $35 million while 2025 includes restructuring charges and transaction-related items totaling $181 million and an impairment charge of
$157 million. The comparison also reflects higher revenue and lower content costs, including from reductions in programming assets resulting from the pushdown of the Ultimate Parent’s basis, partially offset by amortization of intangible assets.
Net earnings attributable to Parent of $41 million, or $.04 per diluted share decreased 28% compared with net earnings attributable to Parent of $57 million, or $.08 per diluted share, for the same prior-year period as the increase in operating income was more than offset by a higher tax provision and higher interest expense. Adjusted net earnings attributable to Parent, which excludes the restructuring charges, transaction-related items, and impairment charges noted above, decreased 35% to $205 million, or $.18 per diluted share from $315 million, or
$.46 per diluted share. The decreases in diluted EPS and adjusted diluted EPS also reflect shares issued in connection with the Skydance Transactions and the NAI Transaction. See Reconciliation of Non-GAAP Measures
for the definition of adjusted net earnings attributable to Parent and a reconciliation to net earnings attributable to
Parent.
Adjusted EBITDA grew 27% primarily reflecting the lower content costs from reductions in programming assets resulting from the pushdown of the Ultimate Parent’s basis and cost savings for our linear programming, partially offset by lower revenues from our linear networks. See Reconciliation of Non-GAAP Measures for the definition of
Adjusted EBITDA and a reconciliation to net earnings attributable to Parent, the most directly comparable financial measure in accordance with U.S. GAAP.
Operational Highlights - Six Months Ended June 30, 2026 and 2025

	Successor	Predecessor
	Six Months Ended June 30,		Six Months Ended June 30,	Increase/(Decrease)
Consolidated Results of Operations	2026		2025	$	%
GAAP:
Revenues	$14,260		$14,041	$219	2%
Operating income	$1,091		$949	$142	15%
Net earnings attributable to Parent	$209		$209	$—	—%
Diluted EPS	$.19		$.31	$(.12)	(39)%

Non-GAAP: (a)
Adjusted EBITDA	$2,260		$1,595	$665	42%
Adjusted net earnings attributable to Parent	$466		$510	$(44)	(9)%
Adjusted diluted EPS	$.42		$.75	$(.33)	(44)%
(a)  See “Reconciliation of Non-GAAP Measures” for reconciliations of these non-GAAP measures to the most directly comparable financial measures in accordance with U.S. GAAP.
Revenues increased 2% to $14.26 billion, driven by growth at Paramount+ and higher licensing revenues, principally from the inclusion of Skydance in the current year, partially offset by lower revenues from our linear networks and theatrical releases.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
As discussed above, periods following the closing of the Skydance Transactions on August 7, 2025 reflect the inclusion of Skydance and the effects of the pushdown of the Ultimate Parent’s basis.
Operating income of $1.09 billion for the six months ended June 30, 2026 increased 15%, driven by lower content costs from reductions in programming assets resulting from the pushdown of the Ultimate Parent’s basis and lower compensation and marketing costs from the impact from cost savings initiatives, partially offset by amortization of intangible assets. Operating income in 2026 also includes transaction-related items of $256 million and restructuring costs of $35 million while 2025 includes restructuring charges and transaction-related items totaling
$266 million, an impairment charge of $157 million and gain on dispositions totaling $35 million.
Net earnings attributable to Parent was $209 million, or $.19 per diluted share for the six months ended June 30,
2026 compared with net earnings attributable to Parent of $209 million, or $.31 per diluted share, for the same prior-year period. Adjusted net earnings attributable to Parent, which excludes certain items identified as affecting comparability that are not part of our normal operations including the restructuring and transaction-related items and impairment charges noted above decreased 9% to $466 million, or $.42 per diluted share from $510 million, or
$.75 per diluted share. The decrease in diluted EPS and adjusted diluted EPS reflects shares issued in connection with the Skydance Transactions and the NAI Transaction. See Reconciliation of Non-GAAP Measures for the
definition of adjusted net earnings attributable to Parent and a reconciliation to net earnings attributable to Parent.
Adjusted EBITDA grew 42% primarily reflecting lower content costs from cost savings for our linear programming and reductions in programming assets resulting from the pushdown of the Ultimate Parent’s basis, as well as lower compensation and marketing costs, partially offset by lower revenues from our linear networks. See
Reconciliation of Non-GAAP Measures for the definition of Adjusted EBITDA and a reconciliation to net earnings attributable to Parent, the most directly comparable financial measure in accordance with U.S. GAAP.
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
We use these adjusted measures to, among other things, evaluate our operating performance. These measures are among the primary measures used by management for planning and forecasting of future periods, and they are important indicators of our operational strength and business performance. In addition, we use Adjusted EBITDA to, among other things, value prospective acquisitions. We believe these measures are relevant and useful for investors because they allow investors to view our performance in a manner consistent with the method used by our management; and because they exclude items that are not representative of our normal operations, they provide a clearer perspective on underlying performance, and make it easier for investors, analysts and peers to compare our operating performance to other companies in the industry and to compare our results across reporting periods.
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

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026		2025
Net earnings attributable to Parent (GAAP)	$41	$57	$209		$209
Net earnings attributable to noncontrolling interests	—	4	7		13
Equity in loss of investee companies, net of tax	54	67	116		140
Provision for income taxes	120	50	275		150
Other items, net	34	39	58		76
Interest expense, net	226	182	426		361
Gain on dispositions (a)	—	—	—		(35)
Transaction-related items (a)	153	4	256		24
Restructuring charges (a)	35	177	35		242
Impairment charges (a)	—	157	—		157
Stock-based compensation	72	39	152		83
Depreciation and amortization	364	87	726		175
Adjusted EBITDA (Non-GAAP)	$1,099	$863	$2,260		$1,595
(a) See notes on the following tables for additional information on items affecting comparability.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Successor
	Three Months Ended June 30, 2026
	Earnings Before Income Taxes	Provision for Income Taxes		Net Earnings Attributable to Parent	Diluted EPS
Reported (GAAP)	$215	$(120)	(c)	$41	$.04
Items affecting comparability:
Restructuring charges (a)	35	(5)		30	.02
Transaction-related items (b)	153	(15)		138	.12
Discrete tax items	—	(4)		(4)	—
Adjusted (Non-GAAP)	$403	$(144)	(c)	$205	$.18
(a) Reflects severance costs, as further described under Restructuring and Transaction-Related Items.
(b) Principally reflects legal, advisory, and other professional fees associated with the planned WBD Merger and related integration.
(c) The reported effective income tax rate for the three months ended June 30, 2026 was 55.8% and the adjusted effective income tax rate, which is calculated as the adjusted provision for income taxes of $144 million divided by adjusted earnings before income taxes of $403 million, was 35.7%. These adjusted measures exclude the items affecting comparability detailed above.

	Predecessor
	Three Months Ended June 30, 2025
	Earnings Before Income Taxes	Provision for Income Taxes		Net Earnings Attributable to Parent	Diluted EPS
Reported (GAAP)	$178	$(50)	(d)	$57	$.08
Items affecting comparability:
Impairment charges (a)	157	(39)		118	.17
Restructuring charges (b)	177	(42)		135	.20
Transaction-related items (c)	4	(1)		3	.01
Discrete tax items	—	2		2	—
Adjusted (Non-GAAP)	$516	$(130)	(d)	$315	$.46
(a)  Reflects a charge to reduce the carrying values of FCC licenses in certain markets to their estimated fair values.
(b) Reflects severance costs, as further described under Restructuring and Transaction-Related Items.
(c) Reflects legal, advisory, and other professional fees relating to the Skydance Transactions.
(d) The reported effective income tax rate for the three months ended June 30, 2025 was 28.1% and the adjusted effective income tax rate, which is calculated as the adjusted provision for income taxes of $130 million divided by adjusted earnings from continuing operations before income taxes of $516 million, was 25.2%. These adjusted measures exclude the items affecting comparability detailed above.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Successor
	Six Months Ended June 30, 2026
	Earnings Before Income Taxes	Provision for Income Taxes		Net Earnings Attributable to Parent	Diluted EPS
Reported (GAAP)	$607	$(275)	(c)	$209	$.19
Items affecting comparability:
Restructuring charges (a)	35	(5)		30	.03
Transaction-related items (b)	256	(21)		235	.21
Discrete tax items	—	(8)		(8)	(.01)
Adjusted (Non-GAAP)	$898	$(309)	(c)	$466	$.42
(a) Reflects severance costs, as further described under Restructuring and Transaction-Related Items.
(b) Principally reflects legal, advisory and other professional fees associated with the planned WBD Merger and related integration.
(c) The reported effective income tax rate for the six months ended June 30, 2026 was 45.3% and the adjusted effective income tax rate, which is calculated as the adjusted provision for income taxes of $309 million divided by adjusted earnings before income taxes of $898 million, was 34.4%. These adjusted measures exclude the items affecting comparability detailed above.

	Predecessor
	Six Months Ended June 30, 2025
	Earnings Before Income Taxes	Provision for Income Taxes		Net Earnings Attributable to Parent	Diluted EPS
Reported (GAAP)	$512	$(150)	(e)	$209	$.31
Items affecting comparability:
Impairment charges (a)	157	(39)		118	.17
Restructuring charges (b)	242	(58)		184	.27
Transaction-related items (c)	24	(1)		23	.04
Gain on dispositions (d)	(35)	2		(33)	(.05)
Discrete tax items	—	9		9	.01
Adjusted (Non-GAAP)	$900	$(237)	(e)	$510	$.75
(a) Reflects a charge to reduce the carrying values of FCC licenses in certain markets to their estimated fair values.
(b) Includes severance costs and charges for the impairment of lease assets, as further described under Restructuring and
Transaction-Related Items.
(c) Reflects legal, advisory, and other professional fees relating to the Skydance Transactions.
(d) Principally reflects a gain associated with the disposition of a noncore business.
(e) The reported effective income tax rate for the six months ended June 30, 2025 was 29.3% and the adjusted effective income tax rate, which is calculated as the adjusted provision for income taxes of $237 million divided by adjusted earnings before income taxes of $900 million, was 26.3%. These adjusted measures exclude the items affecting comparability detailed above.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Consolidated Results of Operations
Revenues

	Three Months Ended June 30,
	Successor		Predecessor
		% of Total Revenues			% of Total Revenues	Increase/(Decrease)
	2026			2025		$	%
Revenues by Type:
Advertising	$1,959	28%		$2,152	31%	$(193)	(9)%
Affiliate and subscription	3,520	51		3,445	50	75	2
Theatrical	138	2		254	4	(116)	(46)
Licensing and other	1,296	19		998	15	298	30
Total Revenues	$6,913	100%		$6,849	100%	$64	1%

	Six Months Ended June 30,
	Successor		Predecessor			Increase/(Decrease)
		% of Total Revenues			% of Total Revenues
	2026			2025		$	%
Revenues by Type:
Advertising	$4,401	31%		$4,665	33%	$(264)	(6)%
Affiliate and subscription	7,021	49		6,842	49	179	3
Theatrical	290	2		402	3	(112)	(28)
Licensing and other	2,548	18		2,132	15	416	20
Total Revenues	$14,260	100%		$14,041	100%	$219	2%
Advertising
Advertising revenues are generated primarily from the sale of advertising spots on our global broadcast and cable networks, television stations, and streaming services.
The decreases in advertising revenues of 9% and 6% for the three and six months ended June 30, 2026, respectively, are primarily due to declines in the linear advertising market and a negative impact of 6% and 3%
from the comparison against CBS’s broadcast in the second quarter of 2025 of the National Semifinals and
National Championship games of the NCAA Division I Men’s Basketball Championship (the “NCAA
Tournament”), which we have the rights to broadcast every other year, partially offset by growth for Paramount+.
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
The growth in affiliate and subscription revenues of 2% and 3% for the three and six months ended June 30, 2026, respectively, reflects increases of 6% in each period from growth at Paramount+, driven by pricing increases and subscriber growth, partially offset by decreases of 3% in each period from lower linear affiliate revenues.
Paramount+ had 81.6 million subscribers at June 30, 2026 and 76.8 million subscribers at June 30, 2025.
Theatrical
The decreases in theatrical revenues of $116 million and $112 million for the three- and six-month periods, respectively, were driven by the comparison against the second quarter 2025 release of Mission: Impossible - The
Final Reckoning. Theatrical releases in 2026 included Scream 7 in the first quarter and Scary Movie (2026) in the second quarter.
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
The increases in licensing and other revenues of 30% and 20% for the three and six months ended June 30, 2026, respectively, were driven by the inclusion of Skydance following the Skydance Transactions in August 2025 and increases in revenues from secondary market licensing and content produced for third parties.
Operating Expenses

	Three Months Ended June 30,
	Successor		Predecessor
		% of Operating Expenses			% of Operating Expenses	Increase/(Decrease)
	2026			2025		$	%
Operating expenses by Type:
Content costs	$3,267	74%		$3,424	74%	$(157)	(5)%
Distribution and other	1,176	26		1,200	26	(24)	(2)
Total Operating Expenses	$4,443	100%		$4,624	100%	$(181)	(4)%

	Six Months Ended June 30,
	Successor		Predecessor
		% of Operating Expenses			% of Operating Expenses	Increase/(Decrease)
	2026			2025		$	%
Operating expenses by Type:
Content costs	$7,047	76%		$7,285	76%	$(238)	(3)%
Distribution and other	2,251	24		2,300	24	(49)	(2)
Total Operating Expenses	$9,298	100%		$9,585	100%	$(287)	(3)%

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
The decreases of 5% and 3% for the three- and six-month periods, respectively, primarily reflect reductions in programming assets resulting from the pushdown of the Ultimate Parent’s basis and other cost reductions for broadcast and cable programming, including lower costs for the NCAA Tournament, partially offset by the inclusion of Skydance in the current-year periods and higher sports costs for Paramount+.
Distribution and Other
Distribution and other operating expenses primarily include costs relating to the distribution of our content, including marketing and other costs to support our theatrical releases; revenue-sharing costs, including for third-
party distribution and to television stations affiliated with the CBS Television Network; compensation; and other costs associated with our operations.
Distribution and other operating expenses decreased 2% for each of the three- and six-month periods ended
June 30, 2026, primarily reflecting lower costs for the distribution of theatrical releases, driven by costs for
Mission: Impossible - The Final Reckoning in 2025, partially offset by higher revenue sharing costs for our streaming services, mainly for third-party distribution.
Selling, General and Administrative Expenses

	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,	Increase/(Decrease)
	2026	2025	$	%
Selling, general and administrative expenses	$1,443	$1,401	$42	3%

	Successor	Predecessor
	Six Months Ended June 30,	Six Months Ended June 30,	Increase/(Decrease)
	2026	2025	$	%
Selling, general and administrative expenses	$2,854	$2,944	$(90)	(3)%
Selling, general and administrative (“SG&A”) expenses include costs incurred for advertising and marketing for our linear networks and streaming services, research, occupancy, professional service fees, and back office support, including employee compensation (inclusive of stock-based compensation expense) and technology. SG&A expenses increased 3% for the three-month period, primarily reflecting higher costs for technology and professional services. SG&A expenses decreased 3%, for the six-month period, primarily reflecting lower marketing costs and lower compensation costs resulting from our workforce restructuring activities, partially offset by higher costs for technology and professional services.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Depreciation and Amortization

	Successor	Predecessor
	Three Months Ended June 30,		Three Months Ended June 30,	Increase/(Decrease)
	2026		2025	$	%
Depreciation and amortization	$364		$87	$277	318%

	Successor	Predecessor
	Six Months Ended June 30,		Six Months Ended June 30,	Increase/(Decrease)
	2026		2025	$	%
Depreciation and amortization	$726		$175	$551	315%
Depreciation and amortization expense reflects depreciation of fixed assets and amortization of finite-lived intangible assets. The increase primarily reflects amortization of intangible assets established in connection with the pushdown of the Ultimate Parent’s basis (See Note 2 to the consolidated financial statements).
Impairment Charges
During the second quarter of 2025, we performed interim impairment tests of FCC licenses in six markets, which resulted in an impairment charge of $157 million to write down the carrying values of FCC licenses in these markets to their then aggregate estimated fair value.
Restructuring and Transaction-Related Items
During the three and six months ended June 30, 2026 and 2025, we recorded the following restructuring charges and transaction-related items.

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026		2025
Severance (a)	$35	$177	$35		$177
Exit costs	—	—	—		65
Restructuring charges	35	177	35		242
Transaction-related items	153	4	256		24
Restructuring and transaction-related items	$188	$181	$291		$266
(a) Severance costs include the accelerated vesting of stock-based compensation.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Restructuring Charges
During the second quarter of 2026, we recorded restructuring severance costs of  $35 million associated with changes in management and aligning the business around our strategic priorities following the Skydance
Transactions, including costs related to a plan under which severance payments are being provided to certain eligible employees who voluntarily elected to participate.
Restructuring charges for the three and six months ended June 30, 2025 included severance costs of $177 million associated with strategic changes in our global workforce in order to streamline our organization. In addition, during the six months ended June 30, 2025, we recorded exit costs of $65 million, primarily for the impairment of lease assets that we ceased use of in connection with initiatives to reduce our real estate footprint.
Transaction-Related Items
Transaction-related items include costs directly associated with prospective and completed mergers and acquisitions, as well as related integration activities. During the three and six months ended June 30, 2026, we recorded transaction-related costs of $153 million and $256 million, respectively, principally for legal, advisory, and other professional fees associated with the planned WBD Merger and related integration. During the three and six months ended June 30, 2025, we recorded legal, advisory, and other professional fees relating to the Skydance
Transactions of $4 million and $24 million, respectively.
Gain on Dispositions
During the first quarter of 2025, we recorded a gain on dispositions totaling $35 million, principally associated with the disposition of a noncore business.
Interest Expense/Income

	Successor	Predecessor
	Three Months Ended June 30,		Three Months Ended June 30,	Increase/(Decrease)
	2026		2025	$	%
Interest expense	$255		$214	$41	19%
Interest income	$29		$32	$(3)	(9)%

	Successor	Predecessor
	Six Months Ended June 30,		Six Months Ended June 30,	Increase/(Decrease)
	2026		2025	$	%
Interest expense	$493		$431	$62	14%
Interest income	$67		$70	$(3)	(4)%
In connection with the pushdown of the Ultimate Parent’s basis, our debt was recorded at fair value, which resulted in a decrease to our total debt balance of $898 million. The adjustments to fair value for each of our senior and junior debt issuances are being amortized over the remaining term of the applicable issuance within interest expense. The weighted average interest rate on our senior and junior debt was 5.20% at June 30, 2026 (Successor)
and 5.17% at June 30, 2025 (Predecessor). In addition, during the three and six months ended June 30, 2026 we incurred $30 million and $41 million, respectively, of interest expense associated with borrowings under our Credit
Facility (see Capital Structure). Credit facility borrowings outstanding at the closing of the WBD Merger are

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
expected to be repaid with the funding from the private placement described in Note 1 to the consolidated financial statements.
Other Items, Net
The following table presents the components of “Other items, net.”

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026		2025
Pension and postretirement benefit costs	$17	$34	$35		$68
Foreign exchange loss	2	5	6		8
Loss on non-designated interest rate hedges (a)	12	—	12		—
Other	3	—	5		—
Other items, net	$34	$39	$58		$76
(a) See Note 8 to the consolidated financial statements.
Provision for Income Taxes
The provision for income taxes represents federal, state and local, and foreign taxes on earnings before income taxes and equity in loss of investee companies. For the three and six months ended June 30, 2026 (Successor), we recorded a provision for income taxes of $120 million and $275 million, reflecting an effective income tax rate of 55.8% and 45.3%, respectively. Included in the provision for income taxes are the following items identified as affecting the comparability of our results, which in aggregate increased our effective income tax rate by 20.1 percentage points and 10.9 percentage points for their respective periods. The higher tax rate in each period compared with the same periods of 2025 also reflects an increase in foreign earnings subject to current
U.S. tax, along with a reduced benefit from the foreign-derived intangible income deduction.

	Impact from Items Affecting Comparability
	Successor
	Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
	Earnings (Loss) Before Income Taxes	Benefit from (Provision for) Income Taxes	Earnings (Loss) Before Income Taxes	Benefit from (Provision for) Income Taxes
Restructuring charges (Note 4)	$(35)	$5	$(35)	$5
Transaction-related items (Note 4)	$(153)	$15	$(256)	$21
Net discrete tax benefit	n/a	$4	n/a	$8
n/a - not applicable

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
For the three and six months ended June 30, 2025 (Predecessor), we recorded a provision for income taxes of
$50 million and $150 million, reflecting an effective income tax rate of 28.1% and 29.3%, respectively.
Included in the provision for income taxes are the following items identified as affecting the comparability of our results, which in aggregate increased our effective income tax rate by 2.9 percentage points and 3.0 percentage points for their respective periods.

	Impact from Items Affecting Comparability
	Predecessor
	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Earnings (Loss) Before Income Taxes	Benefit from (Provision for) Income Taxes	Earnings (Loss) Before Income Taxes	Benefit from (Provision for) Income Taxes
Impairment charges (Note 15)	$(157)	$39	$(157)	$39
Restructuring charges (Note 4)	$(177)	$42	$(242)	$58
Transaction-related items (Note 4)	$(4)	$1	$(24)	$1
Gain from dispositions	$—	$—	$35	$(2)
Net discrete tax provision	n/a	$(2)	n/a	$(9)
n/a - not applicable
Equity in Loss of Investee Companies, Net of Tax
The following tables present equity in loss of investee companies for our equity-method investments.

	Successor	Predecessor
	Three Months Ended June 30,		Three Months Ended June 30,	Increase/(Decrease)
	2026		2025	$	%
Equity in loss of investee companies	$(52)		$(64)	$(12)	(19)%
Tax provision	(2)		(3)	(1)	(33)
Equity in loss of investee companies, net of tax	$(54)		$(67)	$(13)	(19)%

	Successor	Predecessor
	Six Months Ended June 30,		Six Months Ended June 30,	Increase/(Decrease)
	2026		2025	$	%
Equity in loss of investee companies	$(114)		$(138)	$(24)	(17)%
Tax provision	(2)		(2)	—	—
Equity in loss of investee companies, net of tax	$(116)		$(140)	$(24)	(17)%

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Net Earnings Attributable to Parent and Diluted EPS

	Successor	Predecessor
	Three Months Ended June 30,		Three Months Ended June 30,	Increase/(Decrease)
	2026		2025	$	%
Net earnings attributable to Parent	$41		$57	$(16)	(28)%
Diluted EPS	$.04		$.08	$(.04)	(50)%

	Successor	Predecessor
	Six Months Ended June 30,		Six Months Ended June 30,	Increase/(Decrease)
	2026		2025	$	%
Net earnings attributable to Parent	$209		$209	$—	—%
Diluted EPS	$.19		$.31	$(.12)	(39)%
For the three months ended June 30, 2026 (Successor), we reported net earnings attributable to Parent of $41 million, or $.04 per diluted share, compared with net earnings attributable to Parent of $57 million, or $.08 per diluted share, for the three months ended June 30, 2025 (Predecessor). For the six months ended June 30, 2026
(Successor), we reported net earnings attributable to Parent of $209 million, or $.19 per diluted share, compared with net earnings attributable to Parent of $209 million, or $.31 per diluted share, for the six months ended June 30,
2025 (Predecessor). For both the three- and six-month periods, the decrease in diluted EPS reflects shares issued in connection with the Skydance Transactions and the NAI Transaction (see Note 10 to the consolidated financial statements).

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
The tables below set forth our financial information by reportable segment. As a result of the new accounting basis established in connection with the Skydance Transactions and NAI Transaction on August 7, 2025, which makes our results of operations not comparable between the Successor and Predecessor periods, we are required to present segment information for periods prior to August 7, 2025 based on our previous segments, Filmed Entertainment,
Direct-to-Consumer, and TV Media. In addition, in order to provide useful information for investors that is consistent with the manner in which our management reviews our results, on the following pages we have provided supplemental non-GAAP presentations reflecting the Predecessor amounts for the three and six months ended June
30, 2025 recast under the new segment presentation, as well as the related reconciliations from the GAAP presentation.

	GAAP		Non-GAAP (a)
	Successor	Predecessor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,	Three Months Ended June 30,
	2026	2025	2025
Revenues:
	Studios	Filmed Entertainment	Studios
Theatrical	$138	$254	$254
Licensing and other	1,172	434	877
Advertising	4	2	4
Total	1,314	690	1,135
	Direct-to-Consumer	Direct-to-Consumer (b)	Direct-to-Consumer
Advertising	535	494	494
Affiliate and subscription	1,939	1,665	1,769
Licensing	—	1	1
Total	2,474	2,160	2,264
	TV Media	TV Media (b)	TV Media
Advertising	1,420	1,657	1,655
Affiliate and subscription	1,581	1,780	1,676
Licensing and other	127	574	123
Total	3,128	4,011	3,454
	Eliminations	Eliminations	Eliminations
	(3)	(12)	(4)
Total Revenues	$6,913	$6,849	$6,849

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

GAAP				Non-GAAP (a)
	Successor		Predecessor		Predecessor
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2026		2025		2025
Adjusted EBITDA:		Adjusted OIBDA(c):		Adjusted EBITDA:
Studios	$36	Filmed Entertainment	$(84)	Studios	$(31)
Direct-to-Consumer	366	Direct-to-Consumer (b)	157	Direct-to-Consumer	254
TV Media	1,063	TV Media (b)	863	TV Media	912
Corporate/ Eliminations (d)	(366)	Corporate/ Eliminations (d)	(73)	Corporate/ Eliminations (d)	(272)
Stock-based compensation (e)	(72)	Stock-based compensation (e)	(39)	Stock-based compensation (e)	(39)
Depreciation and amortization	(364)	Depreciation and amortization	(87)	Depreciation and amortization	(87)
Impairment charges	—	Impairment charges	(157)	Impairment charges	(157)
Restructuring and transaction-related items (e)	(188)	Restructuring and transaction-related items (e)	(181)	Restructuring and transaction-related items (e)	(181)
Operating income	475	Operating income	399	Operating income	399
Interest expense, net	(226)	Interest expense, net	(182)	Interest expense, net	(182)
Other items, net	(34)	Other items, net	(39)	Other items, net	(39)
Earnings before income taxes and equity in loss of investee companies	215	Earnings before income taxes and equity in loss of investee companies	178	Earnings before income taxes and equity in loss of investee companies	178
Provision for income taxes	(120)	Provision for income taxes	(50)	Provision for income taxes	(50)
Equity in loss of investee companies, net of tax	(54)	Equity in loss of investee companies, net of tax	(67)	Equity in loss of investee companies, net of tax	(67)
Net earnings (Parent and noncontrolling interests)	41	Net earnings (Parent and noncontrolling interests)	61	Net earnings (Parent and noncontrolling interests)	61
Net earnings attributable to noncontrolling interests	—	Net earnings attributable to noncontrolling interests	(4)	Net earnings attributable to noncontrolling interests	(4)
Net earnings attributable to Parent	$41	Net earnings attributable to Parent	$57	Net earnings attributable to Parent	$57
(a) As discussed above, Adjusted EBITDA by segment recast under our new segment presentation is non-GAAP. See Studios, Direct-
to-Consumer, and TV Media on the following pages for reconciliations from the GAAP segment presentation for the three months ended June 30, 2025 to the non-GAAP recast amounts. All other amounts in this table are presented on a GAAP basis.
(b) Reflects the historical segment composition for Direct-to-Consumer and TV Media.
(c) In the first quarter of 2026, we renamed our primary measure of profit and loss for our operating segments from Adjusted OIBDA to
Adjusted EBITDA. See Note 13 to the consolidated financial statements for further discussion.
(d) As noted above, concurrent with the change to our segments, we updated our segment expense allocations to better reflect how we operate and make cost decisions across the business, which resulted in higher costs at Corporate. The increase compared with the non-GAAP Predecessor presentation was driven by higher technology costs and consulting fees.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
(e) The increase in stock-based compensation expense between the 2026 and 2025 periods was driven by grants following the Skydance
Transactions and the comparison to lower expenses in 2025 as a result of accelerated vesting in December 2024 of certain employees’ RSUs and PSUs to help mitigate potential tax impacts that would otherwise arise under Sections 280G and 4999 of the
Internal Revenue Code. Stock-based compensation expense of $9 million for three months ended June 30, 2026 (Successor) and $4 million for the three months ended June 30, 2025 (Predecessor) is included in “Restructuring and transaction-related items.”

	GAAP		Non-GAAP (a)
	Successor	Predecessor	Predecessor
	Six Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2026	2025	2025
Revenues:
	Studios	Filmed Entertainment	Studios
Theatrical	$290	$402	$402
Licensing and other	2,299	910	1,883
Advertising	8	5	9
Total	2,597	1,317	2,294
	Direct-to-Consumer	Direct-to-Consumer (b)	Direct-to-Consumer
Advertising	1,052	967	967
Affiliate and subscription	3,820	3,236	3,447
Licensing	—	1	1
Total	4,872	4,204	4,415
	TV Media	TV Media (b)	TV Media
Advertising	3,341	3,695	3,691
Affiliate and subscription	3,201	3,606	3,395
Licensing and other	252	1,248	252
Total	6,794	8,549	7,338
	Eliminations	Eliminations	Eliminations
	(3)	(29)	(6)
Total Revenues	$14,260	$14,041	$14,041

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

GAAP				Non-GAAP (a)
	Successor		Predecessor		Predecessor
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2026		2025		2025
Adjusted EBITDA:		Adjusted OIBDA(c):		Adjusted EBITDA:
Studios	$200	Filmed Entertainment	$(64)	Studios	$51
Direct-to-Consumer	617	Direct-to-Consumer (b)	48	Direct-to-Consumer	250
TV Media	2,118	TV Media (b)	1,785	TV Media	1,863
Corporate/ Eliminations (d)	(675)	Corporate/ Eliminations (d)	(174)	Corporate/ Eliminations (d)	(569)
Stock-based compensation (e)	(152)	Stock-based compensation (e)	(83)	Stock-based compensation (e)	(83)
Depreciation and amortization	(726)	Depreciation and amortization	(175)	Depreciation and amortization	(175)
Impairment charges	—	Impairment charges	(157)	Impairment charges	(157)
Restructuring and transaction-related items (e)	(291)	Restructuring and transaction-related items (e)	(266)	Restructuring and transaction-related items (e)	(266)
Gain on dispositions	—	Gain on dispositions	35	Gain on dispositions	35
Operating income	1,091	Operating income	949	Operating income	949
Interest expense, net	(426)	Interest expense, net	(361)	Interest expense, net	(361)
Other items, net	(58)	Other items, net	(76)	Other items, net	(76)
Earnings before income taxes and equity in loss of investee companies	607	Earnings before income taxes and equity in loss of investee companies	512	Earnings before income taxes and equity in loss of investee companies	512
Provision for income taxes	(275)	Provision for income taxes	(150)	Provision for income taxes	(150)
Equity in loss of investee companies, net of tax	(116)	Equity in loss of investee companies, net of tax	(140)	Equity in loss of investee companies, net of tax	(140)
Net earnings (Parent and noncontrolling interests)	216	Net earnings (Parent and noncontrolling interests)	222	Net earnings (Parent and noncontrolling interests)	222
Net earnings attributable to noncontrolling interests	(7)	Net earnings attributable to noncontrolling interests	(13)	Net earnings attributable to noncontrolling interests	(13)
Net earnings attributable to Parent	$209	Net earnings attributable to Parent	$209	Net earnings attributable to Parent	$209
(a) As discussed above, Adjusted EBITDA by segment recast under our new segment presentation is non-GAAP. See Studios, Direct-
to-Consumer, and TV Media on the following pages for reconciliations from the GAAP segment presentation for the six months ended June 30, 2025 to the non-GAAP recast amounts. All other amounts in this table are presented on a GAAP basis.
(b) Reflects the historical segment composition for Direct-to-Consumer and TV Media.
(c) In the first quarter of 2026, we renamed our primary measure of profit and loss for our operating segments from Adjusted OIBDA to
Adjusted EBITDA. See Note 13 to the consolidated financial statements for further discussion.
(d) As noted above, concurrent with the change to our segments, we updated our segment expense allocations to better reflect how we operate and make cost decisions across the business, which resulted in higher costs at Corporate. The increase compared with the non-GAAP Predecessor presentation was driven by higher technology costs and consulting fees.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
(e) The increase in stock-based compensation expense between the 2026 and 2025 periods was driven by grants following the Skydance
Transactions and the comparison to lower expenses in 2025 as a result of accelerated vesting in December 2024 of certain employees’ RSUs and PSUs to help mitigate potential tax impacts that would otherwise arise under Sections 280G and 4999 of the
Internal Revenue Code. Stock-based compensation expense of $9 million for the six months ended June 30, 2026 (Successor) and
$4 million for the six months ended June 30, 2025 (Predecessor) is included in “Restructuring and transaction-related items.”
Studios/Filmed Entertainment
Our Studios segment consists of our television and film studio operations, including CBS Studios, Paramount
Television Studios, Nickelodeon Animation, Paramount Pictures, Paramount Animation, and Miramax, as well as Skydance Animation, Film, and Television, Paramount Sports Entertainment and Paramount Games Studio.
For the Predecessor period, our Filmed Entertainment segment was most comparable to our new Studios segment and excluded studio operations related to our TV Media businesses, including CBS Studios and
Paramount Television Studios.
Three Months Ended June 30, 2026 and 2025

	GAAP			Non-GAAP
	Successor	Predecessor		Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,		Three Months Ended June 30,	Increase/(Decrease) (e)
	2026	2025		2025	$	%
	Studios	Filmed Entertainment	Adjustments (d)	Studios
Theatrical	$138	$254	$—	$254	$(116)	(46)%
Licensing and other	1,172	434	443	877	295	34
Advertising (a)	4	2	2	4	—	—
Revenues	1,314	690	445	1,135	179	16

Content costs	926	394	343	737	189	26
Advertising and marketing	143	195	5	200	(57)	(29)
Other (b)	209	185	44	229	(20)	(9)
Expenses	1,278	774	392	1,166	112	10

Adjusted EBITDA/ Adjusted OIBDA (c)	$36	$(84)	$53	$(31)	$67	n/m
n/m - not meaningful
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
(e) Reflects the comparison between the Successor results for the three months ended June 30, 2026 to the non-GAAP Predecessor results for the three months ended June 30, 2025.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Revenues
Theatrical
Theatrical revenues for the second quarter of 2026 included revenues from the release of Scary Movie (2026). The second quarter of 2025 benefited from the release of Mission: Impossible - The Final Reckoning.
Licensing and Other
Licensing and other revenues include Skydance revenues in 2026. The comparison to the non-GAAP Predecessor presentation also reflects increases in revenues from secondary market licensing and content produced for third parties.
Expenses
Content Costs
Content costs in 2026 include costs for Skydance and certain of our television studio operations, which were not in the Predecessor segment results.
Advertising and Marketing
Advertising and marketing expenses in each quarter reflect the mix of films in theaters, including the comparison against marketing costs for Mission: Impossible - The Final Reckoning in the second quarter of 2025.
Other
Other expenses in the second quarter of 2026 include costs for Skydance and certain of our television studio operations, which were not in the Predecessor segment results. The 9% decrease compared with the non-GAAP
Predecessor presentation was driven by lower costs associated with the distribution of films in theaters, including the comparison against distribution costs for Mission: Impossible - The Final Reckoning in the second quarter of
2025.
Adjusted EBITDA
Adjusted EBITDA in the second quarter of 2026 benefited from the comparison against the higher marketing and other distribution costs for Mission: Impossible - The Final Reckoning in the second quarter of 2025.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Studios/Filmed Entertainment
Six Months Ended June 30, 2026 and 2025

	GAAP			Non-GAAP
	Successor	Predecessor		Predecessor
	Six Months Ended June 30,	Six Months Ended June 30,		Six Months Ended June 30,	Increase/(Decrease) (e)
	2026	2025		2025	$	%
	Studios	Filmed Entertainment	Adjustments (d)	Studios
Theatrical	$290	$402	$—	$402	$(112)	(28)%
Licensing and other	2,299	910	973	1,883	416	22
Advertising (a)	8	5	4	9	(1)	(11)
Revenues	2,597	1,317	977	2,294	303	13

Content costs	1,742	715	760	1,475	267	18
Advertising and marketing	243	311	6	317	(74)	(23)
Other (b)	412	355	96	451	(39)	(9)
Expenses	2,397	1,381	862	2,243	154	7

Adjusted EBITDA/ Adjusted OIBDA (c)	$200	$(64)	$115	$51	$149	292%
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
(e) Reflects the comparison between the Successor results for the six months ended June 30, 2026 to the non-GAAP Predecessor results for the six months ended June 30, 2025.
Revenues
Theatrical
Theatrical revenues for the six months ended June 30, 2026 included revenues from the second quarter 2026 release of Scary Movie (2026), the first quarter 2026 release of Scream 7, and the fourth quarter 2025 release of
The SpongeBob Movie: Search for SquarePants. The comparable prior-year period benefited from the second quarter 2025 release of Mission: Impossible - The Final Reckoning as well as the fourth quarter 2024 release of
Sonic the Hedgehog 3.
Licensing and Other
Licensing and other revenues include Skydance revenues in 2026.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Expenses
Content Costs
Content costs in 2026 include costs for Skydance and certain of our television studio operations, which were not in the Predecessor segment results.
Advertising and Marketing
Advertising and marketing expenses in each period reflect the mix of films in theaters, including the comparison against marketing costs for Mission: Impossible - The Final Reckoning in 2025.
Other
Other expenses for the six months ended June 30, 2026 include costs for Skydance and certain of our television studio operations, which were not in the Predecessor segment results. The 9% decrease compared with the non-
GAAP Predecessor presentation was driven by lower costs associated with the distribution of films in theaters.
Adjusted EBITDA
Adjusted EBITDA for the six months ended June 30, 2026 benefited from the mix of titles licensed and the comparison against the higher marketing and other distribution costs for Mission: Impossible - The Final
Reckoning in 2025.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Direct-to-Consumer
Our Direct-to-Consumer segment consists of our portfolio of domestic and international pay and free streaming services, including Paramount+ and Pluto TV, as well as our domestic premium cable network, Paramount+
with Showtime. For the Predecessor period, the Direct-to Consumer segment excluded Paramount+ with
Showtime. During the second quarter of 2026, we integrated BET+ into Paramount+.
Three Months Ended June 30, 2026 and 2025

	GAAP			Non-GAAP
	Successor	Predecessor		Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,		Three Months Ended June 30,	Increase /(Decrease) (e)
	2026	2025		2025	$	%
	Direct-to- Consumer	Direct-to- Consumer	Adjustments (d)	Direct-to- Consumer
Advertising	$535	$494	$—	$494	$41	8%
Affiliate and subscription	1,939	1,665	104	1,769	170	10
Licensing (a)	—	1	—	1	(1)	n/m
Revenues	2,474	2,160	104	2,264	210	9

Content costs	1,161	1,085	29	1,114	47	4
Advertising and marketing	316	294	11	305	11	4
Other (b)	631	624	(33)	591	40	7
Expenses	2,108	2,003	7	2,010	98	5

Adjusted EBITDA/ Adjusted OIBDA (c)	$366	$157	$97	$254	$112	44%
n/m - not meaningful
(a) Primarily reflects revenues from the licensing of content rights acquired by BET+.
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
(d) Reflects the inclusion of our premium cable channel, Paramount+ with Showtime, which was included in the TV Media segment in
2025, and updates to our segment expense allocations to better reflect how we operate and make cost decisions across the business.
(e) Reflects the comparison between the Successor results for the three months ended June 30, 2026 to the non-GAAP Predecessor results for the three months ended June 30, 2025.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Successor	Predecessor
	Three Months Ended June 30,		Three Months Ended June 30,	Increase /(Decrease)
Paramount+ (Global)	2026		2025	$	%
Revenues	$2,061		$1,771	$290	16%
Subscribers (in millions) (a)	81.6		76.8	4.8	6%
ARPU (in dollars) (b)	$8.52		$7.64	$.88	12%
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
Revenues
Advertising
The increase in advertising revenues was driven by growth in impressions for Paramount+. Advertising revenues in
2026 benefited from the streaming of UFC events on Paramount+ under our new rights agreement that began in
January 2026.
Affiliate and Subscription
Affiliate and subscription revenues for the second quarter of 2026 benefited from pricing increases and growth in
Paramount+ subscribers. Compared with June 30, 2025, Paramount+ subscribers increased 4.8 million, or 6%, driven by growth in domestic subscribers, partially offset by a decline in international subscribers, primarily due to the nonrenewal of international distribution agreements. Compared with the second quarter of 2025, ARPU grew
12% to $8.52. The 10% increase in affiliate and subscription revenue compared with the non-GAAP Predecessor presentation reflects growth for Paramount+, partially offset by a negative impact of 3% from combined revenue declines for BET+ and Paramount+ with Showtime. As discussed above, BET+ was integrated into Paramount+
during the second quarter of 2026. The Paramount+ with Showtime decrease reflects declines in linear subscribers.
During the second quarter of 2026, Paramount+ subscribers increased 2.0 million, or 3%, compared with 79.6 million at March 31, 2026. The subscriber growth benefited from the UFC on Paramount+ and the premiere of
Dutton Ranch, but was partially offset by a decrease of 1.8 million subscribers from the nonrenewal of international distribution agreements in Japan.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Expenses
Content Costs
Content costs during the second quarter of 2026 include higher costs associated with sporting events on
Paramount+, mainly for the UFC, as well as the impact from the net reduction in programming assets resulting from the pushdown of the Ultimate Parent’s basis.
Advertising and Marketing
Advertising and marketing expenses for the second quarter of 2026 include marketing costs for UFC events on
Paramount+, which led to the 4% increase compared with the non-GAAP Predecessor presentation.
Other
Other expenses for the second quarter of 2026 reflect higher revenue sharing costs, mainly for third-party distribution.
Adjusted EBITDA
Adjusted EBITDA in the second quarter of 2026 benefited from the revenue growth and the impact on content costs from the net reduction in programming assets resulting from the pushdown of the Ultimate Parent’s basis, partially offset by higher costs associated with sporting events on Paramount+.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Direct-to-Consumer
Six Months Ended June 30, 2026 and 2025

	GAAP			Non-GAAP
	Successor	Predecessor		Predecessor
	Six Months Ended June 30,	Six Months Ended June 30,		Six Months Ended June 30,	Increase /(Decrease) (e)
	2026	2025		2025	$	%
	Direct-to- Consumer	Direct-to- Consumer	Adjustments (d)	Direct-to- Consumer
Advertising	$1,052	$967	$—	$967	$85	9%
Affiliate and subscription	3,820	3,236	211	3,447	373	11
Licensing (a)	—	1	—	1	(1)	n/m
Revenues	4,872	4,204	211	4,415	457	10

Content costs	2,407	2,300	44	2,344	63	3
Advertising and marketing	631	635	29	664	(33)	(5)
Other (b)	1,217	1,221	(64)	1,157	60	5
Expenses	4,255	4,156	9	4,165	90	2

Adjusted EBITDA/ Adjusted OIBDA (c)	$617	$48	$202	$250	$367	147%
n/m - not meaningful
(a) Primarily reflects revenues from the licensing of content rights acquired by BET+.
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
(d) Reflects the inclusion of our premium cable channel, Paramount+ with Showtime, which was included in the TV Media segment in
2025, and updates to our segment expense allocations to better reflect how we operate and make cost decisions across the business.
(e) Reflects the comparison between the Successor results for the  six months ended June 30, 2026 to the non-GAAP Predecessor results for the six months ended June 30, 2025.

	Successor	Predecessor
	Six Months Ended June 30,		Six Months Ended June 30,	Increase /(Decrease)
Paramount+ (Global)	2026		2025	$	%
Revenues	$4,035		$3,457	$578	17%
Revenues
Advertising
The increase in advertising revenues was driven by growth in impressions for Paramount+. Advertising revenues in
2026 benefited from the streaming of UFC events on Paramount+.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Affiliate and Subscription
Affiliate and subscription revenues for the six months ended June 30, 2026 benefited from pricing increases and growth in Paramount+ subscribers. The 11% increase compared with the non-GAAP predecessor presentation reflects growth for Paramount+, partially offset by a negative impact of 2% from combined revenue declines for
BET+ and Paramount+ with Showtime.
Expenses
Content Costs
Content costs during the first half of 2026 include higher costs associated with sporting events on Paramount+, mainly for the UFC, as well as the impact from the net reduction in programming assets resulting from the pushdown of the Ultimate Parent’s basis.
Advertising and Marketing
Advertising and marketing expenses for the six months ended June 30, 2026 include the impact from cost savings initiatives, which led to the 5% decrease compared with the non-GAAP Predecessor presentation.
Other
Other expenses in 2026 reflect higher revenue sharing costs, mainly for third-party distribution.
Adjusted EBITDA
Adjusted EBITDA for the six months ended June 30, 2026 benefited from the revenue growth and the impact on content costs from the net reduction in programming assets resulting from the pushdown of the Ultimate Parent’s basis, partially offset by higher costs associated with sporting events on Paramount+.

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
Three Months Ended June 30, 2026 and 2025

	GAAP			Non-GAAP
	Successor	Predecessor		Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,		Three Months Ended June 30,	Increase/(Decrease) (d)
	2026	2025		2025	$	%
	TV Media	TV Media	Adjustments (c)	TV Media
Advertising	$1,420	$1,657	$(2)	$1,655	$(235)	(14)%
Affiliate and subscription	1,581	1,780	(104)	1,676	(95)	(6)
Licensing and other	127	574	(451)	123	4	3
Revenues	3,128	4,011	(557)	3,454	(326)	(9)

Content costs	1,185	1,956	(380)	1,576	(391)	(25)
Advertising and marketing	66	116	(16)	100	(34)	(34)
Other (a)	814	1,076	(210)	866	(52)	(6)
Expenses	2,065	3,148	(606)	2,542	(477)	(19)

Adjusted EBITDA/ Adjusted OIBDA (b)	$1,063	$863	$49	$912	$151	17%

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	GAAP			Non-GAAP
	Successor	Predecessor		Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,		Three Months Ended June 30,	Increase/(Decrease) (d)
	2026	2025		2025	$	%
Advertising revenues	TV Media	TV Media	Adjustments (c)	TV Media
Domestic	$1,235	$1,392	$(2)	$1,390	$(155)	(11)%
International	185	265	—	265	(80)	(30)
Total	$1,420	$1,657	$(2)	$1,655	$(235)	(14)%
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
(d) Reflects the comparison between the Successor results for the three months ended June 30, 2026 to the non-GAAP Predecessor results for the three months ended June 30, 2025.
Revenues
Advertising
Advertising revenues in the second quarter of 2026 were primarily impacted by a decrease of 8% from the comparison against CBS’s broadcast in the second quarter of 2025 of the National Semifinals and National
Championship games of the NCAA Tournament, which we have the rights to broadcast every other year, and declines in the linear advertising market. The comparison also includes a decrease of 3% from the absence of advertising revenues from Telefe and Chilevisión, which were sold in October 2025 and January 2026, respectively, and an increase of 2% from higher political advertising revenues.
Affiliate and Subscription
Affiliate and subscription revenues in the second quarter of 2026 were impacted by declines in linear subscribers.
Licensing and Other
Licensing and other revenues in 2026 primarily include revenues from the licensing of first-run syndicated programming. 2026 does not include revenues from our television studios, which were included in the Predecessor segment results.
Expenses
Content costs, advertising and marketing expenses, and other expenses in the second quarter of 2026 benefited from cost savings initiatives. Additionally, content costs in the second quarter of 2026 were lower due to the comparison against CBS’s broadcast in the second quarter of 2025 of the National Semifinals and National
Championship games of the NCAA Tournament, and also reflect the impact from the net reduction in programming assets resulting from the pushdown of the Ultimate Parent’s basis.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Adjusted EBITDA
Adjusted EBITDA in the second quarter of 2026 reflects the impact of cost savings initiatives and the pushdown of the Ultimate Parent’s basis.
TV Media
Six Months Ended June 30, 2026 and 2025

	GAAP			Non-GAAP
	Successor	Predecessor		Predecessor
	Six Months Ended June 30,	Six Months Ended June 30,		Six Months Ended June 30,	Increase/(Decrease) (d)
	2026	2025		2025	$	%
	TV Media	TV Media	Adjustments (c)	TV Media
Advertising	$3,341	$3,695	$(4)	$3,691	$(350)	(9)%
Affiliate and subscription	3,201	3,606	(211)	3,395	(194)	(6)
Licensing and other	252	1,248	(996)	252	—	—
Revenues	6,794	8,549	(1,211)	7,338	(544)	(7)

Content costs	2,904	4,299	(827)	3,472	(568)	(16)
Advertising and marketing	146	269	(36)	233	(87)	(37)
Other (a)	1,626	2,196	(426)	1,770	(144)	(8)
Expenses	4,676	6,764	(1,289)	5,475	(799)	(15)

Adjusted EBITDA/ Adjusted OIBDA (b)	$2,118	$1,785	$78	$1,863	$255	14%

	GAAP			Non-GAAP
	Successor	Predecessor		Predecessor
	Six Months Ended June 30,	Six Months Ended June 30,		Six Months Ended June 30,	Increase/(Decrease) (d)
	2026	2025		2025	$	%
Advertising revenues	TV Media	TV Media	Adjustments (c)	TV Media
Domestic	$2,972	$3,190	$(4)	$3,186	$(214)	(7)%
International	369	505	—	505	(136)	(27)
Total	$3,341	$3,695	$(4)	$3,691	$(350)	(9)%
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
(d) Reflects the comparison between the Successor results for the six months ended June 30, 2026 to the non-GAAP Predecessor results for the six months ended June 30, 2025.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Revenues
Advertising
Advertising revenues for the six months ended June 30, 2026 were impacted by declines in the linear advertising market and a decrease of 4% from the comparison against CBS’s broadcast in the second quarter of 2025 of the
NCAA Tournament, which we have the rights to broadcast every other year. The comparison also includes a decrease of 2% from the absence of advertising revenues from Telefe and Chilevisión, which were sold in October
2025 and January 2026, respectively, and an increase of 2% from higher political advertising revenues.
Affiliate and Subscription
Affiliate and subscription revenues for the six months ended June 30, 2026 were impacted by declines in linear subscribers.
Licensing and Other
Licensing and other revenues for the six months ended June 30, 2026 primarily include revenues from the licensing of first-run syndicated programming. 2026 does not include revenues from our television studios, which were included in the Predecessor segment results.
Expenses
Content costs, advertising and marketing expenses, and other expenses for the six months ended June 30, 2026 benefited from cost savings initiatives. Content costs for the six months ended June 30, 2026 also reflect the impact from the net reduction in programming assets resulting from the pushdown of the Ultimate Parent’s basis.
Adjusted EBITDA
Adjusted EBITDA for the six months ended June 30, 2026 reflects the impact of cost savings initiatives and the pushdown of the Ultimate Parent’s basis.
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
Our investing and financing spending includes capital expenditures; acquisitions; funding of investments, including our streaming joint venture, SkyShowtime, under which we and our joint venture partner committed to support initial operations over a multiyear period; discretionary share repurchases; dividends; and principal payments on our outstanding indebtedness. Our long-term debt obligations due over the next five years (including the borrowings under our Credit Facility described below) were $6.05 billion as of June 30, 2026. We routinely assess our capital structure and opportunistically enter into transactions to manage our outstanding debt maturities, which could result in a charge from the early extinguishment of debt.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Funding for both our short-term and long-term operating, investing and financing needs will come primarily from cash flows from operating activities, cash and cash equivalents, which were $1.63 billion as of June 30, 2026, and our ability to refinance our debt. Any additional cash funding requirements are financed with short-term borrowings, including commercial paper and borrowings under our credit facility, and long-term debt. To the extent that commercial paper is not available to us, the borrowing capacity under our Credit Facility, which increased from $3.5 billion to $5.0 billion in April 2026 (see Capital Structure) is sufficient to satisfy short-term borrowing needs.  In the first quarter of 2026, in connection with the $2.8 billion termination fee paid to Netflix, we borrowed $2.15 billion under the Credit Facility. As of June 30, 2026, outstanding borrowings under the Credit
Facility totaled $1.8 billion at a weighted average interest rate of  6.13%. The remaining availability under the
Credit Facility at June 30, 2026, was $3.2 billion. At August 3, 2026, outstanding borrowings under the Credit
Facility totaled $1.75 billion at a weighted average interest rate of 6.13%. Credit facility borrowings outstanding at the closing of the WBD Merger are expected to be repaid with the funding from the private placement described in
Note 1 to the consolidated financial statements.
Our access to capital markets and the cost of any new borrowings are impacted by factors outside our control, including economic and market conditions, as well as by ratings assigned by independent rating agencies. As a result, there can be no assurance that we will be able to access capital markets on terms and conditions favorable to
us.
Cash Flows
The changes in cash and cash equivalents were as follows:

	Successor	Predecessor
	Six Months Ended June 30,		Six Months Ended June 30,
	2026		2025
Net cash flow provided by operating activities	$504		$339
Net cash flow used for investing activities	(3,115)		(184)
Net cash flow provided by (used for) financing activities	992		(161)
Effect of exchange rate changes on cash and cash equivalents	(28)		84
Net (decrease) increase in cash and cash equivalents	$(1,647)		$78
Operating Activities
Net cash flow provided by operating activities includes payments of  $310 million for the six months ended
June 30, 2026 (Successor) and $178 million for the six months ended June 30, 2025 (Predecessor) associated with restructuring, transaction-related items and transformation initiatives. Our transformation initiatives are related to advancing our technology and operations, including the unification and evolution of systems and platforms, and migration to the cloud.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Investing Activities

	Successor	Predecessor
	Six Months Ended June 30,		Six Months Ended June 30,
	2026		2025
Investments	$(172)		$(148)
Capital expenditures (a)	(150)		(102)
Advance consideration for WBD acquisition (b)	(2,800)		—
Proceeds from dispositions (c)	13		66
Other investing activities	(6)		—
Net cash flow used for investing activities	$(3,115)		$(184)
(a) Includes payments associated with the implementation of our transformation initiatives of $33 million for the six months ended June 30, 2026 (Successor) and $1 million for the six months ended June 30, 2025 (Predecessor).
(b) Reflects the termination fee paid to Netflix, on behalf of WBD (See Note 15 to the consolidated financial statements).
(c) 2025 primarily reflects proceeds received from the disposition of a noncore business, and both periods include the collection of receivables associated with the 2022 sale of a 37.5% interest in The CW.
Financing Activities

	Successor	Predecessor
	Six Months Ended June 30,		Six Months Ended June 30,
	2026		2025
Borrowings under credit facility	$2,700		$—
Repayment of credit facility borrowings	(900)		—
Repayment of notes and debentures	(347)		—
Dividends paid on common stock	(117)		(70)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(104)		(26)
Payments to noncontrolling interests	(189)		(65)
Other financing activities	(51)		—
Net cash flow provided by (used for) financing activities	$992		$(161)

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Common Stock Dividends
The following table presents dividends declared per share and total dividends for Paramount Skydance Corporation
Class A and B Common Stock for the Successor period and Paramount Global’s Class A and Class B Common
Stock for the Predecessor period.

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026		2025
Class A and Class B Common Stock
Dividends declared per common share	$.05	$.05	$.10		$.10

Total common stock dividends	$59	$35	$119		$70
Capital Structure
The following table sets forth our debt.

	At	At
	June 30, 2026	December 31, 2025
Senior debt	$11,737	$12,038
Junior debt	1,617	1,617
Borrowings under credit facility	1,800	—
Obligations under finance leases	2	3
Total debt (a)	15,156	13,658
Less current portion	665	433
Total long-term debt, net of current portion	$14,491	$13,225
(a)  At June 30, 2026 and December 31, 2025, our total senior and junior debt was net of unamortized fair value adjustments of  $1.28 billion and $1.32 billion, respectively, recorded in connection with the pushdown of the Ultimate
Parent’s basis (see Note 2 to the consolidated financial statements). The face value of our total debt at June 30, 2026 and December 31, 2025 was $16.43 billion (including credit facility borrowings discussed below) and $14.98 billion, respectively.
Senior Debt
At June 30, 2026, our senior debt was comprised of senior notes and debentures due between 2026 and 2050 with interest rates ranging from 2.90% to 7.875%.
In January 2026, we repaid our $347 million of 4.0% senior notes at maturity.
Junior Debt
At June 30, 2026, our junior debt was comprised of $628 million 6.25% junior subordinated debentures due 2057 and $989 million 6.375% junior subordinated debentures due 2062. The subordination and extended term, as well as an interest deferral option of our junior subordinated debentures, provide significant credit protection measures for senior creditors and, as a result of these features, the debentures received a 50% equity credit by Standard &
Poor’s Rating Services, Fitch Ratings Inc., and Moody’s Investors Service, Inc.

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

Summarized Statement of Operations
	Six Months Ended June 30,	Period From August 7, - December 31,
	2026	2025
Operating loss	$(220)	$(82)
Interest expense, net	$(473)	$(306)
Intercompany interest	$(158)	$(132)
Net loss	$(878)	$(546)

Summarized Balance Sheets
	At	At
	June 30, 2026	December 31, 2025
Current assets	$398	$1,350
Noncurrent assets	$298	$293
Debt, current	$664	$432
Current liabilities	$791	$664
Long-term debt	$14,490	$13,223
Noncurrent liabilities	$2,182	$2,222
Notes payable to nonguarantor subsidiaries	$1,690	$975

Commercial Paper
At both June 30, 2026 and December 31, 2025, we had no outstanding commercial paper borrowings.
Credit Facility
In April 2026, we entered into an amendment to our revolving credit facility (the “Credit Facility”), increasing the commitments from $3.50 billion to $5.00 billion, which will be reduced to $4.94 billion in January 2027 through maturity in January 2028. The Credit Facility is used for general corporate purposes and to support commercial paper borrowings, if any. We may, at our option, also borrow in certain foreign currencies up to specified limits under the Credit Facility. Borrowing rates under the Credit Facility are determined at the time of each borrowing and are generally based on either the prime rate in the U.S. or an applicable benchmark rate plus a margin (based on our senior unsecured debt rating), depending on the type and tenor of the loans entered into. The benchmark rate

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
for loans denominated in U.S. dollars is Term SOFR, and for loans denominated in euros, sterling and yen is based on EURIBOR, SONIA and TIBOR, respectively. In the first quarter of 2026, in connection with the $2.8 billion termination fee paid to Netflix, we borrowed $2.15 billion under the Credit Facility. As of June 30, 2026, outstanding borrowings under the Credit Facility totaled $1.8 billion at a weighted average interest rate of 6.13%.
The remaining availability under the Credit Facility at June 30, 2026 was $3.2 billion. At August 3, 2026, outstanding borrowings under the Credit Facility totaled $1.75 billion at a weighted average interest rate of 6.13%.
Credit facility borrowings outstanding at the closing of the WBD Merger are expected to be repaid with the funding from the private placement described in Note 1 to the consolidated financial statements.
The Credit Facility has one principal financial covenant which sets a maximum Consolidated Total Leverage Ratio
(“Leverage Ratio”) at the end of each quarter. The maximum Leverage Ratio was 4.50x for the quarter ended
June 30, 2026 and will remain at this level until maturity. The Leverage Ratio reflects the ratio of our Consolidated
Indebtedness, net of a maximum of $3.0 billion of unrestricted cash and cash equivalents at the end of a quarter, to our Consolidated EBITDA (each as defined in the credit agreement) for the trailing twelve-month period. We met the covenant as of June 30, 2026.
Other Bank Borrowings
At both June 30, 2026 and December 31, 2025, there were no outstanding bank borrowings under Miramax’s $50 million credit facility that matures in November 2027.
Guarantees
Letters of Credit and Surety Bonds
At June 30, 2026, we had outstanding letters of credit and surety bonds of $1.24 billion that were not recorded on the Consolidated Balance Sheet, including $998 million issued under a $1.9 billion standby letter of credit facility.
In accordance with the contractual requirements of one of our commitments, the letter of credit outstanding under this facility increases and decreases consistent with the related contractual commitment. Letters of credit and surety bonds are primarily used as security against non-performance in the normal course of business under contractual requirements of certain of our commitments. The standby letter of credit facility, which matures in May 2027, is subject to provisions similar to the Credit Facility, including the same principal financial covenant (see Note 7 to the consolidated financial statements), and will be secured by the same collateral as the Credit Facility at closing of the WBD merger.
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

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Cautionary Note Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains both historical and forward-looking statements, including statements related to our future financial results and performance, potential achievements and transactions (including in connection with our pending merger with Warner Bros. Discovery, Inc.) and their expected benefits, and industry trends and developments. All statements that are not statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Similarly,
statements that describe our objectives, plans or goals are or may be forward-looking statements. These forward-
looking statements reflect our current expectations concerning future results and events; can generally be identified by the use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,”
“likely,” “will,” “may,” “could,” “estimate” or other similar words or phrases; and involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. These risks, uncertainties and other factors include, among others: risks related to our streaming business; the adverse impact on our advertising revenues as a result of changes in consumer behavior, advertising market conditions and deficiencies in audience measurement; risks related to operating in highly competitive and dynamic industries; the unpredictable nature of consumer behavior, as well as evolving technologies and distribution models; risks related to our decisions to invest in new businesses, products, services and technologies, and the evolution of our business strategy; the potential for loss of carriage or other reduction in or the impact of negotiations for the distribution of our content; damage to our reputation or brands; losses due to asset impairment charges for goodwill, content and long-lived assets, including finite-lived intangible assets;
liabilities related to discontinued operations and former businesses; increasing scrutiny of, and evolving expectations for, sustainability initiatives; evolving business continuity, cybersecurity, privacy and data protection and similar risks; challenges in protecting and maintaining our intellectual property rights; domestic and global political, economic and regulatory factors affecting our businesses generally; the inability to hire or retain key employees or secure creative talent; disruptions to our operations as a result of labor disputes; risks and costs associated with the integration of, and our ability to integrate, the businesses of Paramount Global and Skydance
Media, LLC successfully and to achieve anticipated synergies; litigation relating to the Skydance Transactions potentially resulting in substantial costs; volatility in the price of our Class B common stock; the effect our dual-
class capital structure and the concentrated ownership may have on the price of our Class B common stock or business; risks related to a private sale of a controlling interest in our Company, including that our stockholders may not realize any change of control premium on shares of our Class B common stock and that we may become subject to the control of a presently unknown third party; risks associated with our status as a “controlled company” under Nasdaq rules, including our exemption from certain corporate governance requirements; risks associated with the lack of voting rights of our Class B common stock; risks that anti-takeover provisions in our amended and restated certificate of incorporation (“Charter”) and amended and restated bylaws, and under
Delaware law could deter, delay, or prevent a change of control; risks that exclusive forum provisions in our
Charter could limit a stockholder’s choice of forum for certain claims and discourage lawsuits against our directors and officers; risks that corporate opportunity provisions in our Charter could permit certain persons to pursue competitive opportunities that might otherwise be available to us; risks associated with our holding company structure, including our dependence on distributions from our subsidiaries to meet our tax obligations and other cash requirements; disruptions the WBD Merger may cause to our and WBD’s business and commercial relationships; the negative impact that a failure to consummate the WBD Merger could have on our business, financial condition, results of operations and stock price; the risk that the WBD Merger may be prevented or delayed or the anticipated benefits reduced if we do not obtain certain regulatory approvals; the risk that the WBD
Merger Agreement may be terminated in accordance with its terms, including if any conditions to the closing of the
WBD Merger are not satisfied; the risk that litigation relating to the WBD Merger could prevent or further delay the closing of the WBD Merger or result in the payment of damages after closing; challenges realizing synergies and other anticipated benefits expected from the WBD Merger, including integrating WBD’s business

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
successfully; risks to our business, financial condition or results of operations as a result of the incurrence of substantial costs and indebtedness in connection with the WBD Merger; risks of reduced ownership and economic interest by our existing stockholders as a result of the WBD Merger; and other factors described in our news releases and filings with the Securities and Exchange Commission, including but not limited to our most recent
Annual Report on Form 10-K and our reports on Form 10-Q and Form 8-K. There may be additional risks, uncertainties and factors that we do not currently view as material or that are not necessarily known. The forward-
looking statements included in this Quarterly Report on Form 10-Q are made only as of the date hereof, and we do not undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
See Note 8 to the consolidated financial statements.

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
The WBD Merger cannot be consummated until conditions to Closing (as defined in the WBD Merger Agreement)
are satisfied or, if permissible under applicable law, waived. The WBD Merger is subject to numerous Closing conditions, including the receipt of required regulatory approvals and the absence of any orders enjoining the consummation of the WBD Merger. See “—The WBD Merger is subject to a number of Closing conditions and, if these conditions are not satisfied, the WBD Merger Agreement may be terminated in accordance with its terms and the WBD Merger may not be consummated. In addition, the parties have the right to terminate the WBD Merger
Agreement under certain circumstances, in which case the WBD Merger would not be consummated.”
There can be no assurance that the conditions to completion of the WBD Merger, including the receipt of required regulatory approvals, will be satisfied or waived on a timely basis or at all. Further, there can be no assurance that governmental authorities will not impose conditions, terms, obligations or restrictions and that such conditions, terms, obligations or restrictions will not have the effect of delaying or preventing consummation of the WBD
Merger. For example, in July 2026, twelve states (California, Arizona, Colorado, Connecticut, Massachusetts,

Minnesota, Nevada, New Jersey, New Mexico, New York, Oregon and Washington) filed an antitrust action in the
U.S. District Court for the Northern District of California against Paramount and WBD relating to the WBD
Merger, seeking to block the WBD Merger, among other relief. On July 24, 2026, we entered into a stipulation agreeing that the WBD Merger will not close, and we will not take any steps to integrate the operations of
Paramount with those of WBD, until the earlier of five days following the court’s ruling or June 1, 2027.
If in connection with any of the above or otherwise, WBD or Paramount is required to divest assets or businesses or to agree to other conditions, obligations or restrictions on the conduct of its business, there can be no assurance that we or WBD will be able to negotiate such divestitures or other measures expeditiously or on favorable terms or that the governmental authorities will approve the terms of such divestitures or other measures. In addition, we can provide no assurance that these conditions, terms, obligations or restrictions will not result in the abandonment of the WBD Merger. If the conditions to completion of the WBD Merger are not satisfied or waived, we may be unable to complete the WBD Merger in the time frame or manner currently anticipated or at all.
If the WBD Merger is not completed by September 30, 2026, we have agreed in the WBD Merger Agreement to pay as merger consideration to WBD stockholders an additional amount in cash equal to $0.00277778 multiplied by the number of calendar days elapsed after September 30, 2026, to and including the closing date (which, for the avoidance of doubt, will not exceed $0.25 per 90 calendar day period). The anticipated closing of the WBD Merger has been delayed as a result of the lawsuit described above, with the parties agreeing to postpone closing until the earlier of five days following the court’s ruling or June 1, 2027.
Additionally, if the WBD Merger is not completed, our ongoing business may be adversely affected and we will be subject to several risks or consequences, including:
•if the WBD Merger Agreement is terminated under certain circumstances, including where required regulatory approvals have not been obtained or because a court order prevents the WBD Merger from closing on antitrust grounds, we may be required to pay WBD a $7.0 billion Regulatory Termination Fee (as defined in the WBD
Merger Agreement), the payment of which would likely require us to issue additional equity pursuant to the
Subscription Agreements, with corresponding dilution to our existing stockholders;
•we will be required to pay certain costs relating to the WBD Merger, whether or not the WBD Merger is consummated, such as significant fees and expenses relating to financial advisory, legal, accounting, consulting or other advisory fees or expenses, employee-benefit or related expenses, regulatory filings or filing and printing fees, none of which we would be able to recover;
•matters relating to the WBD Merger may require substantial commitments of time and resources by our management or the expenditure of significant funds in the form of fees and expenses, which could otherwise have been devoted to day-to-day operations or other opportunities that may have been beneficial to us;
•the commitments we have obtained to finance the WBD Merger, including a senior secured bridge term loan facility, may require us to pay certain fees and expenses in connection with such commitments, and such fees and expenses could be substantial;
•the ratings agencies could downgrade, or take other negative actions with respect to, our credit ratings or ratings outlook, which could adversely affect our ability to obtain cost-effective financing;
•the price of our Class B Common Stock could decline significantly, including to the extent the current market price reflects an assumption that the WBD Merger will be consummated;

•we would not realize the benefits expected from the WBD Merger, which could place us at a disadvantage in competing with technology companies and others for content, creative talent and distribution;
•we would continue to operate on a standalone basis, without the cost savings, synergies and other benefits expected from the WBD Merger, and as a result we may face greater challenges in executing our strategic and financial plans, and be required to implement additional cost-reduction measures, including further reductions in content and other spending, in order to achieve those plans; and
•declines in our linear television revenues are expected to persist, and the growth of our streaming business on a standalone basis may be insufficient to offset them. See the risk factors included in our Annual Report on Form
10-K referred to above under “Risks Relating to Our Business and Industry.”
In addition, if the WBD Merger is not consummated, we may experience negative reactions from the financial markets or from our employees, commercial partners, clients or customers. We could also be subject to litigation, including litigation related to failure to consummate the WBD Merger or to enforce our obligations under the
WBD Merger Agreement. If the WBD Merger is not consummated, the risks described above may materially adversely affect our business, financial condition, results of operations or stock price. For a description of the circumstances under which the Regulatory Termination Fee is payable, see the WBD Merger Agreement.
Paramount and WBD must obtain certain regulatory approvals in order to consummate the WBD Merger; if such approvals are not obtained or are obtained with conditions or if the WBD Merger is enjoined in connection with legal or regulatory proceedings, the WBD Merger may be prevented or delayed or the anticipated benefits of the WBD Merger could be reduced.
The Closing is conditioned upon, among other things, the clearance or approval by various regulatory authorities in the United States and other jurisdictions and the absence of any orders enjoining the consummation of the WBD
Merger. As a condition to granting the necessary approvals or clearances, regulatory authorities may impose conditions, terms, obligations or restrictions or require divestitures or place restrictions on our business after consummation of the WBD Merger. If any such divestitures negatively impact our credit profile and credit ratings as compared to the combined business if we did not have to undertake such divestitures, we may not be able to obtain financing on as favorable terms as we otherwise anticipated, or at all. Any such requirements or restrictions sought by regulatory authorities could negatively affect our business, financial condition or results of operations following consummation of the WBD Merger. Any such requirements or restrictions may prevent or delay consummation of the WBD Merger or may reduce the anticipated benefits of the WBD Merger, which could also have a material adverse effect on our business, financial condition or results of operations.
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
Litigation relating to the WBD Merger could prevent or further delay the Closing and/or result in the payment of damages following the Closing.
In connection with the WBD Merger, we and WBD are subject to litigation and related proceedings, including proceedings seeking to block or enjoin the WBD Merger or seeking monetary damages, and we may become subject to additional litigation, demand letters, claims, enforcement actions or other proceedings relating to the
WBD Merger. See Note 14 to the consolidated financial statements appearing in Item 1 of Part I of this Quarterly
Report on Form 10-Q under the caption “Legal Matters—Litigation Relating to the WBD Merger,” and Part II,
Item 1, “Legal Proceedings,” for additional information regarding certain pending WBD Merger litigation and related proceedings.
The outcome of litigation and other proceedings is uncertain, and these matters, and any additional litigation, demand letters, claims, enforcement actions or other proceedings relating to the WBD Merger, could prevent or delay the Closing, result in substantial costs to WBD and Paramount, result in the payment of damages following the Closing, or otherwise adversely affect our business, financial condition or results of operations.
In addition, governmental authorities have initiated, and could initiate additional, actions challenging the WBD
Merger, which could further delay or prevent the Closing, result in burdensome conditions, terms, obligations or restrictions, or otherwise adversely affect the post-close entity. The anticipated closing of the WBD Merger has been delayed as a result of the lawsuit described above, with the parties agreeing to postpone closing until the earlier of five days following the court’s ruling or June 1, 2027.
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
Our ability to realize the anticipated benefits of the WBD Merger will depend, to a large extent, on our ability to integrate WBD’s business in a manner that facilitates growth opportunities or achieves the potential synergies, cost savings or revenue growth opportunities identified by Paramount without adversely affecting current revenues or investments in future growth. If we were required to divest certain businesses or assets, it may reduce our ability to fully recognize such synergies. Even if we are able to integrate WBD successfully, the anticipated benefits of the
WBD Merger, including the expected synergies, may not be realized fully or at all or may take longer to realize than expected.
The acquisition of another public company and integration of its business with our business is complex, costly and time-consuming and may divert significant management attention or resources towards integration planning at the expense of Paramount’s and WBD’s ordinary course business practices and operations. Paramount and WBD have been operated as standalone businesses, and they will continue to be operated as such until the consummation of the WBD Merger. Upon consummation of the WBD Merger, our management may face significant challenges in integrating the technologies, organizations, systems, procedures, policies and operations, as well as addressing the different business cultures at Paramount and WBD, managing the increased scale and scope of the combined businesses, identifying and eliminating duplicative programs, and retaining key personnel. The post-closing integration process could take longer than anticipated and could result in the loss of key employees, the disruption of each company’s ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, employees or other third parties. The overall combination of Paramount’s and WBD’s businesses may also result in material unanticipated expenses, liabilities, competitive disadvantages, and loss of customer, creative talent and other business relationships. Failure to efficiently and effectively integrate the two businesses and to realize the anticipated benefits of the WBD Merger could adversely affect our business, financial condition or results of operations. We have entered into a stipulation agreeing that the WBD Merger will not close, and we will not take any steps to integrate the operations of Paramount with those of WBD, until the earlier of five days following the court’s ruling or June 1, 2027.
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
Many of these factors are outside of the control of Paramount and WBD, and any one of them could result in lower revenues, higher costs and diversion of management time and energy, which could materially and adversely impact our business, financial condition or results of operations. In addition, even if the operations of WBD’s business are integrated successfully with Paramount, the full benefits of the WBD Merger may not be realized, including, among others, the synergies, cost savings or sales or growth opportunities that are expected. These benefits may not be achieved within the anticipated time frame or at all. Further, additional unanticipated costs may be incurred in the integration of WBD’s business and the financing of the transactions. All of these factors could cause dilution to the earnings per share of Paramount, decrease or delay the projected accretive effect of the WBD Merger, and negatively impact the price of our Class B Common Stock following the WBD Merger. As a result, no assurances can be provided that acquisition of WBD will result in the realization of the full benefits expected from the WBD
Merger within the anticipated time frames or at all.
We have incurred, and will continue to incur, substantial direct and indirect costs as a result of the WBD
Merger.
We have incurred, and will continue to incur, substantial expenses in connection with and as a result of completing the WBD Merger, including financial advisory, legal, accounting, consulting and other advisory fees and expenses, employee-benefit and related expenses, regulatory filings, financing fees and filing and printing fees. In addition, over a period of time following the Closing, we expect to incur substantial expenses in connection with integrating and coordinating WBD’s business, operations, policies and procedures. A portion of the transaction costs related to the WBD Merger will be incurred regardless of whether the WBD Merger is completed. While we have assumed that a certain level of transaction expenses will be incurred, factors beyond our control could affect the total amount or the timing of these expenses. Many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These expenses may exceed the costs historically borne by us. These costs could adversely affect our business, financial condition or results of operations. We expect that these expenses will increase, the longer it takes to complete the WBD Merger.
We are incurring substantial indebtedness in connection with the WBD Merger, and the degree to which we will be leveraged following the completion of the WBD Merger may materially and adversely affect our business, financial condition and results of operations.
We are incurring substantial indebtedness in connection with the WBD Merger. As of June 30, 2026, as adjusted for the WBD Merger, including assuming (i) an estimated $17.7 billion of outstanding senior notes of WBD as of
March 31, 2026, are assumed in connection with the WBD Merger, (ii) borrowing the full amount of the $49.0 billion 364-day senior secured bridge term loan facility (or any other permanent financing incurred to reduce or replace such facility), including to refinance the WBD Term Loans, (iii) the two term A loans each for $2.5 billion to be funded at Closing, with maturities of three and five years, respectively, (iv) that our existing revolving credit facility is paid down at Closing and (v) that the new $5.0 billion five-year senior secured revolving credit facility remains undrawn, we would have had approximately $86.3 billion of total debt (excluding debt issuance costs and capital lease obligations).
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
Following Closing, it is anticipated that the Equity Syndication Parties (excluding affiliates of the Ellison Parties and RedBird) will receive approximately 40% to 43% of the outstanding shares of our Class B Common Stock as a result of the PIPE Transaction (as defined in the WBD Merger Agreement). The shares of Class B Common Stock issued in the PIPE Transaction will represent, in the aggregate, 73% to 78% of the shares of our Class B Common
Stock outstanding after giving effect to the PIPE Transaction and assuming no Ticking Consideration is payable.
Consequently, our existing stockholders will have a reduced ownership and economic interest following the consummation of the WBD Merger and the PIPE Transaction. Additionally, the Subscription Agreement with the
Ellison Parties would result in the issuance of additional shares of Class B Common Stock in the amount required to finance any such Ticking Consideration. Assuming payment of the maximum Ticking Consideration that would be payable through the extended End Date of June 4, 2027 pursuant to the WBD Merger Agreement, the shares of

Class B Common Stock issued in the PIPE Transaction will represent, in the aggregate, 74% to 79%, of the shares of our Class B Common Stock outstanding after giving effect to the PIPE Transaction.
A change in the concentration of the ownership of our Class B Common Stock as a result of the WBD Merger may affect the public float and trading volume in our Class B Common Stock. Our Class B Common Stock may be less liquid as a result of a reduced public float than the shares of companies with broader public ownership, which could have the effect of increasing volatility and adversely affecting the trading price of our Class B Common
Stock.
The issuance of shares of our Class B Common Stock as part of the PIPE Transaction and the shares of Class B
Common Stock issuable upon the exercise of the Warrants could have the effect of depressing the market price of our Class B Common Stock. Furthermore, if we raise additional equity capital following the Closing, including in order to achieve our deleveraging goals with respect to the substantial indebtedness we will incur in connection with the WBD Merger, any such equity financings would result in additional dilution to holders of our common stock. In addition, we could encounter other transaction-related costs or effects, such as the failure to realize all of the benefits anticipated in the WBD Merger, which could cause dilution to earnings per share or decrease or delay the expected accretive effect of the WBD Merger and cause a decrease in the market price of our Class B Common
Stock. We may also be required to pay the $7.0 billion Regulatory Termination Fee pursuant to the terms of the
WBD Merger Agreement, which is expected to be financed through the issuance of additional shares of Class B
Common Stock pursuant to the terms of the Subscription Agreements. If this occurs, it would result in dilution to our existing stockholders even if the WBD Merger is not consummated.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Company Purchases of Equity Securities
None.

Item 6.	Exhibits.

Exhibit No.		Description of Document
(3)		Articles of Incorporation and Bylaws
(a)
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Paramount
Skydance Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Paramount Skydance Corporation filed April 7, 2026) (File No. 001-42791).

(10)		Material Contracts
(a)
Pro Rata Credit Agreement, dated as of April 7, 2026, by and among the parties listed therein
(incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Paramount
Skydance Corporation filed April 9, 2026) (File No. 001-42791).

(b)
Amendment No. 7 to the Revolving Credit Agreement, dated as of April 7, 2026, by and among the parties listed therein (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Paramount Skydance Corporation filed April 9, 2026) (File No. 001-42791).

(c)
Separation Agreement, dated as of April 8, 2026, by and among Paramount Skydance Corporation,
Paramount Global and Jeffrey Shell (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Paramount Skydance Corporation filed April 9, 2026) (File No. 001-42791).

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARAMOUNT SKYDANCE CORPORATION (Registrant)

Date: August 4, 2026	/s/ Dennis Cinelli
Dennis Cinelli Chief Financial Officer

Date: August 4, 2026	/s/ Katherine Gill-Charest
Katherine Gill-Charest Executive Vice President, Controller and Chief Accounting Officer