Form 10-Q
period 2026-09-30
Skydance Corp
filed 2026-11-09
CIK 2041610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class B Common Stock, $0.001 par value	SKYD	New York Stock Exchange
Warrants to Purchase Class B Common Stock, par value $0.001 per share	SKYD WS	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
Number of shares of common stock outstanding at November 4, 2026:
Class A Common Stock, par value $.001 per share— 31,500,087
Class B Common Stock, par value $.001 per share— 5,012,722,281
SKYDANCE CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
SKYDANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Successor		Predecessor	Successor		Predecessor
	Three Months Ended September 30,	Period From August 7 - September 30,	Period From July 1 - August 6,	Nine Months Ended September 30,	Period From August 7 - September 30,	Period From January 1 - August 6,
	2026	2025	2025	2026	2025	2025
Revenues	$7,025	$4,121	$2,581	$21,285	$4,121	$16,622
Costs and expenses:
Operating	4,656	2,641	1,702	13,954	2,641	11,287
Selling, general and administrative	1,443	825	582	4,297	825	3,526
Depreciation and amortization	371	226	29	1,097	226	204
Impairment charges	—	—	—	—	—	157
Restructuring and transaction-related items	187	185	188	478	185	454
Total costs and expenses	6,657	3,877	2,501	19,826	3,877	15,628
Gain on dispositions	—	—	—	—	—	35
Operating income	368	244	80	1,459	244	1,029
Interest expense	(260)	(138)	(85)	(753)	(138)	(516)
Interest income	31	24	13	98	24	83
Net gain on derivatives	514	—	—	502	—	—
Other items, net	(27)	(8)	(16)	(73)	(8)	(92)
Earnings (loss) before income taxes and equity in loss of investee companies	626	122	(8)	1,233	122	504
(Provision for) benefit from income taxes	(464)	(85)	229	(739)	(85)	79
Equity in loss of investee companies, net of tax	(64)	(33)	(31)	(180)	(33)	(171)
Net earnings (Parent and noncontrolling interests)	98	4	190	314	4	412
Net earnings attributable to noncontrolling interests	(25)	(17)	(434)	(32)	(17)	(447)
Net earnings (loss) attributable to Parent	$73	$(13)	$(244)	$282	$(13)	$(35)

Basic net earnings (loss) per common share attributable to Parent	$.07	$(.01)	$(.36)	$.25	$(.01)	$(.05)

Diluted net earnings (loss) per common share attributable to Parent	$.06	$(.01)	$(.36)	$.25	$(.01)	$(.05)

Weighted average number of common shares outstanding:
Basic	1,120	1,098	675	1,116	1,098	674
Diluted	1,125	1,098	675	1,121	1,098	674
See notes to consolidated financial statements.

SKYDANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in millions)

	Successor		Predecessor	Successor		Predecessor
	Three Months Ended September 30,	Period From August 7 - September 30,	Period From July 1 - August 6,	Nine Months Ended September 30,	Period From August 7 - September 30,	Period From January 1 - August 6,
	2026	2025	2025	2026	2025	2025
Net earnings (Parent and noncontrolling interests)	$98	$4	$190	$314	$4	$412
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(3)	27	(40)	(26)	27	112
Cash flow hedges	106	(1)	(10)	78	(1)	4
Decrease to net actuarial loss and prior service costs	—	—	4	—	—	25
Other comprehensive income (loss), net of tax (Parent and noncontrolling interests)	103	26	(46)	52	26	141
Comprehensive income	201	30	144	366	30	553
Less: Comprehensive income attributable to noncontrolling interests	25	18	433	33	18	448
Comprehensive income (loss) attributable to Parent	$176	$12	$(289)	$333	$12	$105
See notes to consolidated financial statements.

SKYDANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)

	At	At
	September 30, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$1,377	$3,274
Receivables, net	6,098	6,615
Programming and other inventory	2,024	1,461
Prepaid expenses and other current assets	2,336	1,970
Total current assets	11,835	13,320
Property and equipment, net	2,254	2,195
Programming and other inventory	15,881	15,028
Goodwill	2,034	1,600
Intangible assets, net	5,339	6,238
Operating lease assets	1,007	1,126
Deferred income tax assets, net	1,231	1,282
Advance consideration for WBD acquisition	2,800	—
Other assets	2,589	2,553
Total Assets	$44,970	$43,342
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$663	$906
Accrued expenses	2,280	2,077
Participants’ share and royalties payable	2,732	2,646
Accrued programming and production costs	1,793	1,832
Deferred revenues	1,453	1,355
Debt	668	433
Other current liabilities	1,204	1,350
Total current liabilities	10,793	10,599
Long-term debt	14,376	13,225
Participants’ share and royalties payable	1,403	1,361
Pension and postretirement benefit obligations	1,158	1,185
Deferred income tax liabilities, net	198	85
Operating lease liabilities	1,029	1,150
Programming obligations	503	400
Other liabilities	2,478	2,450

Commitments and contingencies (Note 15)

Parent stockholders’ equity:
Class A Common Stock, par value $.001 per share; 55 shares authorized; 32 (2026 and 2025) shares issued	—	—
Class B Common Stock, par value $.001 per share; 7,000 (2026) and 5,500 (2025) shares authorized; 1,092 (2026) and 1,076 (2025) shares issued	1	1
Additional paid-in capital	13,329	13,386
Accumulated deficit	(1,471)	(1,753)
Accumulated other comprehensive income	110	59
Total Parent stockholders’ equity	11,969	11,693
Noncontrolling interests	1,063	1,194
Total Equity	13,032	12,887
Total Liabilities and Equity	$44,970	$43,342
See notes to consolidated financial statements.

SKYDANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Successor		Predecessor
	Nine Months Ended September 30,	Period From August 7 - September 30,	Period From January 1 - August 6,
	2026	2025	2025
Operating Activities:
Net earnings (Parent and noncontrolling interests)	$314	$4	$412
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization	1,097	226	204
Impairment charges	—	—	157
Deferred tax provision (benefit)	260	27	(401)
Stock-based compensation	262	59	113
Gain on dispositions	—	—	(35)
Net gain on derivatives	(502)	—	—
Equity in loss of investee companies, net of tax and distributions	182	33	179
Change in assets and liabilities	(986)	(81)	(465)
Net cash flow provided by operating activities	627	268	164
Investing Activities:
Investments	(224)	(1)	(205)
Capital expenditures	(242)	(46)	(134)
Advance consideration for WBD acquisition	(2,800)	—	—
Proceeds from dispositions	19	5	66
Other investing activities	(6)	—	(3)
Net cash flow used for investing activities	(3,253)	(42)	(276)
Financing Activities:
Borrowings under credit facility	3,595	—	—
Repayment of credit facility borrowings	(1,930)	—	—
Repayment of notes and debentures	(347)	—	—
Repayment of Skydance Media credit facility	—	(720)	—
Dividends paid on common stock	(174)	(33)	(101)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(122)	(63)	(26)
Payments to noncontrolling interests	(190)	(2)	(32)
Other financing activities	(70)	(3)	—
Net cash flow provided by (used for) financing activities	762	(821)	(159)
Effect of exchange rate changes on cash and cash equivalents	(33)	7	70
Net decrease in cash and cash equivalents	(1,897)	(588)	(201)
Cash and cash equivalents at beginning of period (Note 16)	3,274	3,851	2,661
Cash and cash equivalents at end of period (Note 16)	$1,377	$3,263	$2,460
See notes to consolidated financial statements.

SKYDANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in millions)

Three Months Ended September 30, 2026
	Class A and B Common Stock Outstanding		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Parent Stockholders’ Equity	Noncontrolling Interests	Total Equity
(Successor)	(Shares)
June 30, 2026	1,121	$1	$13,307	$(1,544)	$7	$11,771	$1,039	$12,810
Stock-based compensation activity	3	—	82	—	—	82	—	82
Common stock dividends	—	—	(60)	—	—	(60)	—	(60)
Noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Net earnings	—	—	—	73	—	73	25	98
Other comprehensive income	—	—	—	—	103	103	—	103
September 30, 2026	1,124	$1	$13,329	$(1,471)	$110	$11,969	$1,063	$13,032

Nine Months Ended September 30, 2026
	Class A and B Common Stock Outstanding		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Parent Stockholders’ Equity	Noncontrolling Interests	Total Equity
(Successor)	(Shares)
December 31, 2025	1,108	$1	$13,386	$(1,753)	$59	$11,693	$1,194	$12,887
Stock-based compensation activity and other	16	—	139	—	—	139	—	139
Common stock dividends	—	—	(179)	—	—	(179)	—	(179)
Noncontrolling interests	—	—	(17)	—	—	(17)	(164)	(181)
Net earnings	—	—	—	282	—	282	32	314
Other comprehensive income	—	—	—	—	51	51	1	52
September 30, 2026	1,124	$1	$13,329	$(1,471)	$110	$11,969	$1,063	$13,032
See notes to consolidated financial statements.

SKYDANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(Unaudited; in millions)

Three Months Ended September 30, 2025
	Class A and B Common Stock Outstanding		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Parent Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Shares)
June 30, 2025 (Predecessor)	674	$1	$33,455	$(22,958)	$7,626	$(1,419)	$16,705	$406	$17,111
Stock-based compensation activity	—	—	24	—	—	—	24	—	24
Noncontrolling interests	—	—	—	—	—	—	—	34	34
Net earnings (loss)	—	—	—	—	(244)	—	(244)	434	190
Other comprehensive loss	—	—	—	—	—	(45)	(45)	(1)	(46)
Cancellation of treasury stock (Note 11)	—	—	(22,958)	22,958	—	—	—	—	—
August 6, 2025 (Predecessor)	674	1	10,521	—	7,382	(1,464)	16,440	873	17,313
Adjustments to Paramount Global’s basis (Note 3)	—	—	(344)	—	(7,382)	1,464	(6,262)	278	(5,984)
Skydance Transactions PIPE (Note 11)	108	—	1,517	—	—	—	1,517	—	1,517
Addition of Skydance Media	314	—	1,589	—	(1,167)	—	422	—	422
August 7, 2025 (Successor)	1,096	1	13,283	—	(1,167)	—	12,117	1,151	13,268
Stock-based compensation activity	2	—	41	—	—	—	41	—	41
Common stock dividends	—	—	(58)	—	—	—	(58)	—	(58)
Noncontrolling interests	—	—	—	—	—	—	—	(1)	(1)
Net earnings (loss)	—	—	—	—	(13)	—	(13)	17	4
Other comprehensive income	—	—	—	—	—	25	25	1	26
September 30, 2025 (Successor)	1,098	$1	$13,266	$—	$(1,180)	$25	$12,112	$1,168	$13,280

Nine Months Ended September 30, 2025
	Class A and B Common Stock Outstanding		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Parent Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Shares)
December 31, 2024 (Predecessor)	671	$1	$33,394	$(22,958)	$7,487	$(1,604)	$16,320	$462	$16,782
Stock-based compensation activity	3	—	85	—	—	—	85	—	85
Common stock dividends	—	—	—	—	(70)	—	(70)	—	(70)
Noncontrolling interests	—	—	—	—	—	—	—	(37)	(37)
Net earnings (loss)	—	—	—	—	(35)	—	(35)	447	412
Other comprehensive income	—	—	—	—	—	140	140	1	141
Cancellation of treasury stock (Note 11)	—	—	(22,958)	22,958	—	—	—	—	—
August 6, 2025 (Predecessor)	674	1	10,521	—	7,382	(1,464)	16,440	873	17,313
Adjustments to Paramount Global’s basis (Note 3)	—	—	(344)	—	(7,382)	1,464	(6,262)	278	(5,984)
Skydance Transactions PIPE (Note 11)	108	—	1,517	—	—	—	1,517	—	1,517
Addition of Skydance Media	314	—	1,589	—	(1,167)	—	422	—	422
August 7, 2025 (Successor)	1,096	1	13,283	—	(1,167)	—	12,117	1,151	13,268
Stock-based compensation activity	2	—	41	—	—	—	41	—	41
Common stock dividends	—	—	(58)	—	—	—	(58)	—	(58)
Noncontrolling interests	—	—	—	—	—	—	—	(1)	(1)
Net earnings (loss)	—	—	—	—	(13)	—	(13)	17	4
Other comprehensive income	—	—	—	—	—	25	25	1	26
September 30, 2025 (Successor)	1,098	$1	$13,266	$—	$(1,180)	$25	$12,112	$1,168	$13,280
See notes to consolidated financial statements.

SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
1) DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business— Skydance Corporation is a global media and entertainment company. Prior to the WBD
Merger in October 2026 (as defined and described below), and throughout the period covered by these financial statements, our portfolio of brands included Paramount, Paramount+, Pluto TV, CBS, CBS Sports, Nickelodeon,
MTV, BET, and Comedy Central. Following the WBD Merger our portfolio also includes Warner Bros., HBO and
HBO Max, CNN, TNT Sports, Cartoon Network, Food Network, and HGTV. Beginning in 2026, we transitioned our reporting structure into three new segments: Studios, Direct-to-Consumer, and TV Media (see Note 14).
Warner Bros. Discovery Merger (Subsequent Event)—On October 6, 2026 (the “Closing Date”), we completed the acquisition (the “WBD Merger”) of Warner Bros. Discovery, Inc. (“WBD”) pursuant to the previously announced definitive merger agreement (the “WBD Merger Agreement”). See Notes 2, 8 and 11. Also on October 6, 2026, in
connection with the WBD Merger, we amended our certificate of incorporation (the “charter amendment”) to, among other things, change our name from Paramount Skydance Corporation to Skydance Corporation. References
herein to “Skydance,” “Skydance Corporation” or the “Company” refer, prior to such charter amendment, to
Paramount Skydance Corporation, and following such charter amendment to Skydance Corporation, unless the context otherwise requires reference to Paramount Skydance Corporation. Effective October 6, 2026, shares of
Skydance Corporation Class B Common Stock trade on the New York Stock Exchange (“NYSE”) under the trading symbol “SKYD.”
The NAI Transaction and the Skydance Transactions—On August 7, 2025, pursuant to a purchase and sale agreement dated July 7, 2024, certain affiliates of investors in Skydance Media, LLC (“Skydance Media”), comprised of entities controlled by the Ellison Family (as defined below) and affiliates of RedBird Capital Partners
(collectively the “NAI Equity Investors”), purchased all of the outstanding equity interests of Paramount Global’s controlling stockholder, National Amusements, Inc. (“NAI”) from the shareholders of NAI (the “NAI
Transaction”). Also on August 7, 2025, following the completion of the NAI Transaction and pursuant to the
Transaction Agreement dated as of July 7, 2024, Paramount Global and Skydance Media became wholly-owned subsidiaries of Paramount Skydance Corporation (the transactions contemplated by the Transaction Agreement, the
“Skydance Transactions”). Paramount Skydance Corporation, formerly known as New Pluto Global, Inc. and now known as Skydance Corporation, was formed on June 3, 2024 to consummate the Skydance Transactions and was a wholly-owned direct subsidiary of Paramount Global until, through a series of mergers, it became the holding company of Paramount Global and Skydance Media as part of the Skydance Transactions. See Note 3.
Following the closing of the Skydance Transactions and the NAI Transaction, NAI, which was renamed Harbor
Lights Entertainment, Inc., and its subsidiaries hold 100.0% of the Skydance Corporation Class A Common Stock.
Holders of shares of Class A common stock of Skydance Corporation (“Skydance Corporation Class A Common
Stock”) are entitled to one vote per share with respect to all matters on which the holders of Skydance Corporation common stock are entitled to vote. Holders of Skydance Corporation Class B Common Stock do not have voting rights. Accordingly, entities controlled by the Ellison Family (as defined below) indirectly hold approximately
77.5% of Skydance Corporation Class A Common Stock through their collective approximate 77.5% ownership interest in Harbor Lights Entertainment, Inc., and as a result the Ellison Family is the controlling stockholder and the ultimate parent of the Company (“Ultimate Parent”). For the purpose of determining the controlling ownership of the Company, the Ellison family is comprised of Lawrence J. Ellison and David Ellison (the “Ellison Family”).
David Ellison is the son of Lawrence J. Ellison, and Lawrence J. Ellison and David Ellison are accordingly considered immediate family members.
Pushdown of Ultimate Parent’s Basis—At the time Paramount Global and Skydance Media became subsidiaries of
Paramount Skydance Corporation, the Ellison Family controlled both Paramount Global and Skydance Media, and as a result, this transaction has been accounted for as a transaction between entities under common control. As a

SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions, except per share amounts)
transaction between entities under common control, the net assets were combined at the Ultimate Parent’s basis, which for Paramount Global was deemed to be the estimated fair value as of August 7, 2025, the date of the closing of the NAI Transaction, which was the point at which the Ellison Family obtained control of Paramount
Global (see Note 3). As a result, the net assets of Paramount Global were recorded at their fair values as of this date. Since the net assets of Skydance Media were already at the Ultimate Parent’s basis, no adjustment to the fair value of net assets was necessary, and Skydance Media was combined with Paramount Global’s net assets at the
Ultimate Parent’s basis as of this date.
Due to the pushdown of the Ultimate Parent’s basis, which resulted in a new basis of accounting, the results of operations, financial position and cash flows are not comparable between the Successor and Predecessor periods.
Accordingly, our consolidated financial statements and footnote disclosures are presented in distinct periods. The periods prior to the closing of the Skydance Transactions and the NAI Transaction include only Paramount Global and are identified as “Predecessor,” and the periods beginning on August 7, 2025 reflect Skydance Corporation and are identified as “Successor.” In addition, we are required to present segment information for the Predecessor period based on our reportable segments prior to the segment change in 2026, Filmed Entertainment, Direct-to-
Consumer, and TV Media (see Note 14).
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

SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions, except per share amounts)
The table below presents stock options, RSUs, and warrants excluded from the calculations of diluted EPS because their inclusion would have been antidilutive.

	Successor		Predecessor	Successor		Predecessor
	Three Months Ended September 30,	Period From August 7 - September 30,	Period From July 1 - August 6,	Nine Months Ended September 30,	Period From August 7 - September 30,	Period From January 1 - August 6,
	2026	2025	2025	2026	2025	2025
Stock options and RSUs	53	66	32	58	66	33
Skydance Transactions Warrants	200	200	—	200	200	—
The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted
EPS.

	Successor		Predecessor	Successor		Predecessor
	Three Months Ended September 30,	Period From August 7 - September 30,	Period From July 1 - August 6,	Nine Months Ended September 30,	Period From August 7 - September 30,	Period From January 1 - August 6,
	2026	2025	2025	2026	2025	2025
Weighted average shares for basic EPS	1,120	1,098	675	1,116	1,098	674
Dilutive effect of shares issuable under stock-based compensation plans	5	—	—	5	—	—
Weighted average shares for diluted EPS	1,125	1,098	675	1,121	1,098	674
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

SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions, except per share amounts)
2) SUBSEQUENT EVENT: ACQUISITION OF WARNER BROS. DISCOVERY
On October 6, 2026, pursuant to the WBD Merger Agreement we completed the acquisition of WBD. Under the terms of the WBD Merger Agreement, we paid $31.00 per WBD share to acquire all outstanding shares of WBD plus a per share “ticking fee” of $0.00277778  (the “Ticking Consideration”) multiplied by the number of calendar days elapsed after September 30, 2026 to and including the Closing Date (together, the “Merger Consideration”).
Through a combination of equity and debt financing, total cash paid to WBD stockholders for common stock outstanding was approximately $77.95 billion. In addition, purchase consideration includes approximately
$1.95 billion (inclusive of Ticking Consideration) related to the portion of WBD equity awards granted under any
WBD stock plan attributable to pre-combination services. Also, under the terms of the WBD Merger Agreement, in the first quarter of 2026, we paid a termination fee of $2.8 billion to Netflix, Inc. (“Netflix”) on behalf of WBD in connection with the termination of a prior merger agreement between Netflix and WBD. The termination fee is included in the total purchase consideration, and accordingly has been included within “Advance consideration for
WBD acquisition” on the Consolidated Balance Sheet as of September 30, 2026 and within Investing Activities on the Consolidated Statement of Cash Flows for the nine months ended September 30, 2026. This payment was initially funded with cash on hand and a $2.15 billion borrowing from our previous credit facility (see Note 8). In accordance with the Subscription Agreements described below, entered into by the Ellison Parties (as defined below), such amount was funded at closing by the Ellison Parties in exchange for shares of Skydance Corporation
Class B Common Stock at $12.00 per share. In addition, on the Closing Date we repaid WBD’s outstanding term loans totaling $14.7 billion. The following table details the preliminary purchase consideration for the WBD
Merger.

Total cash paid to WBD’s shareholders inclusive of Ticking Consideration	$77,952
Estimated pre-combination portion of replacement employee equity awards	1,951
Settlement of WBD term loans	14,699
Netflix termination fee	2,800
Total preliminary purchase consideration (a)	$97,402
(a) The estimated preliminary purchase consideration does not include an estimate for amounts relating to the settlement of pre-existing relationships between WBD and Skydance.
The WBD Merger is being accounted for as a business combination, with Skydance identified as the accounting acquirer. In identifying Skydance as the accounting acquirer, management considered the structure of the acquisition and other actions contemplated by the WBD Merger Agreement, relative outstanding voting and equity interests, and the composition of the post-acquisition board of directors. No single factor was the sole determinant in the overall conclusion that Skydance is the accounting acquirer; rather all factors were considered in arriving at such conclusion. As a result of the limited time between the Closing Date and the filing of this Quarterly Report on
Form 10-Q for the quarter ended September 30, 2026, initial accounting for the business combination is incomplete and we are not yet able to disclose the provisional amounts to be recognized as of the acquisition date for assets acquired and liabilities assumed, or the supplemental pro forma revenue and earnings of the combined company.
We will provide these disclosures in our Annual Report on Form 10-K for the year ended December 31, 2026.
States Consent Decree
On September 30, 2026, the Consent Decree (the “States Consent Decree”) amongst the Company, WBD and twelve states (collectively, the “Plaintiff States”) went into effect in connection with resolving the lawsuit filed by the Plaintiff States captioned State of California et al. v. Paramount Skydance Corp. et al., and modifying the no-
close order in order to permit the WBD Merger to close. Under the States Consent Decree, the combined company and its subsidiaries following the WBD Merger must comply with certain principal commitments during a five-
year commitment period. See Note 15, Litigation Relating to the WBD Merger.

SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions, except per share amounts)
Equity Financing
Concurrent with the execution of the WBD Merger Agreement (i) The Lawrence J. Ellison Revocable Trust, u/a/d
1/22/88, as amended (the “Trust”), and Lawrence J. Ellison (together with the Trust, the “Ellison Parties”) and (ii)
RedBird Capital Partners Fund IV (Master), L.P. (“RedBird” and, together with the Trust, the “Equity Investors”)
entered into subscription agreements (collectively, the “Subscription Agreements”) providing for a private placement investment in Class B common stock of Skydance Corporation, for an aggregate amount of up to
$46.7 billion plus Ticking Consideration and certain other additional amounts as defined in the WBD Merger
Agreement, if required, from the Trust and $250 million from RedBird pursuant to the terms of the Subscription
Agreements (the “PIPE Transaction”).
In April 2026, we announced that the Equity Investors had determined, as permitted under the Subscription
Agreements, to assign their subscription rights thereunder (such assignments, including subsequent assignments permitted under the Subscription Agreements up to the date of the closing of the WBD Merger, the “Equity
Syndication” and the assignees, the “Equity Syndication Parties”) to the Equity Syndication Parties in the full amount of the commitments under the Subscription Agreements. The Equity Syndication Parties include affiliates of the Ellison Parties and RedBird, as well as the following institutional investors: The Public Investment Fund,
L’Imad 1st SPV 2 Exempt RSC LTD (an investment vehicle of L’Imad Holding, an Abu Dhabi sovereign wealth fund), QIA TMT Holding LLC (an investment vehicle of the Qatar Investment Authority), and LionTree
Investment Fund, L.P. See Note 6 for details of ownership by the Ellison Family and RedBird of Skydance
Corporation Class B Common Stock following the WBD Merger.
At closing of the WBD Merger, we issued to each Equity Syndication Party a number of newly issued nonvoting shares of Skydance Corporation Class B Common Stock equal to its allocated amount divided by the Syndication
Purchase Price, defined as the 20-trading-day daily volume-weighted average price of Skydance Corporation Class
B Common Stock determined as of the third business day prior to the closing of the WBD Merger, subject to a ceiling of $16.02 per share and a floor of $12.00 per share. Based on the Syndication Purchase Price of $12.00 per share, we issued an aggregate amount of 3,918 million shares of Skydance Corporation Class B Common Stock to the Equity Syndication Parties. Following the closing, the Ellison Family and RedBird remained the sole holders of
Skydance Corporation Class A Common Stock through their ownership interest in Harbor Lights Entertainment,
Inc., representing 100% of the voting shares of Skydance.
Debt Financing
In addition, in April 2026 we entered into a credit agreement (the “Pro Rata Credit Agreement”), which was subject to the consummation of the acquisition of WBD. The Pro Rata Credit Agreement provides for (i)
$2.50 billion three-year senior secured term A loans, (ii) $2.50 billion five-year senior secured term A loans and
(iii) a $5.00 billion five-year senior secured revolving credit facility, which will be used for general corporate purposes, and replaced our previous revolving credit facility upon the closing of the WBD Merger (see Note 8).
We also entered into $49 billion 364-day senior secured bridge term loan commitments. The bridge commitments, which were terminated on the Closing Date, were intended as contingent financing and no borrowings were made in connection with the WBD Merger. In lieu of the bridge commitments, permanent debt financing for the acquisition was comprised of (i) $9.5 billion of seven-year Term B-1 Loans, (ii) $30.0 billion of First Lien Senior
Secured Notes, (iii) $12.4 billion of Second Lien Senior Secured Notes, and (iv) the $5.0 billion of term A loans described above, reflecting an aggregate amount of $56.9 billion. See Note 8. The availability and initial funding of the bridge commitments were subject to the consummation of the acquisition of WBD and other customary conditions. On the Closing Date we incurred facility fees associated with the bridge facility totaling $384 million, which will be reported within interest expense on our consolidated statement of operations in the fourth quarter of
2026.

SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions, except per share amounts)
Exchange Offers and Tender Offers
In connection with the WBD Merger, in May 2026, we commenced (i) offers to exchange any and all of certain outstanding senior notes of subsidiaries of WBD (the “WBD Issuers”) for newly issued second lien secured notes issued by Skydance (the “Exchange Offers”) and (ii) offers to purchase for cash two additional series of senior notes of the WBD Issuers (the “Tender Offers”). The Exchange Offers and Tender Offers expired on October 6,
2026, following the closing of the WBD Merger, and settled on October 9, 2026, resulting in the exchange of
$11.98 billion aggregate principal amount and €546.5 million of the WBD Issuers’ senior notes for newly issued second lien senior secured Skydance notes, and the purchase for cash of $2.4 billion aggregate principal amount of the WBD Issuers’ senior notes. See Note 8.
Warrants
In addition, on October 13, 2026, holders of record of Skydance Corporation Class B Common Stock on October
5, 2026 (excluding any Equity Investor or affiliate thereof, any of the Company’s wholly owned subsidiaries that own Class B Common Stock, the Paramount Global 401(k) Plan and the Paramount Global Master Trust) received one 10-year warrant per share, exercisable at $12.00 per share. See Note 11.
Treatment of WBD Equity Awards
In accordance with the WBD Merger Agreement, on October 6, 2026 (i) vested WBD stock options and RSUs were cancelled and converted into the right to receive cash based on the Merger Consideration; (ii) unvested WBD stock options with an exercise price below the Merger Consideration, unvested WBD RSUs and WBD deferred stock units were assumed by the Company and converted into contingent rights to receive fixed cash amounts based on the Merger Consideration, which remain subject to the vesting and other terms of the original awards; (iii)
WBD stock options with an exercise price equal to or greater than the Merger Consideration were cancelled for no consideration; and (iv) WBD notional investment units under WBD’s deferred compensation plans were converted into notional units with respect to Skydance Corporation Class B Common Stock. As discussed above, the preliminary purchase consideration includes an estimate of approximately $1.95 billion for WBD equity awards, comprised of amounts paid for vested awards and liabilities assumed for the portion of the converted unvested awards attributable to pre-combination services. The remaining estimated value of the converted unvested awards of approximately $1.18 billion will be recognized as compensation expense over the remaining vesting periods of up to three years.
In connection with the WBD Merger, we assumed WBD’s equity incentive plans, and shares remaining available under WBD’s stock incentive plan may be used for awards to legacy WBD employees and newly hired employees under our 2025 Incentive Award Plan, as amended.

SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions, except per share amounts)
3) THE SKYDANCE AND NAI TRANSACTIONS
On August 7, 2025, pursuant to a purchase and sale agreement dated July 7, 2024 the NAI Equity Investors purchased all of the outstanding equity interests of Paramount Global’s controlling stockholder, NAI, from the shareholders of NAI in the NAI Transaction. Also on August 7, 2025, following the completion of the NAI
Transaction and pursuant to the Transaction Agreement dated as of July 7, 2024, Paramount Global and Skydance
Media became wholly-owned subsidiaries of Paramount Skydance Corporation in the Skydance Transactions.
Paramount Skydance Corporation, formerly known as New Pluto Global, Inc., and now named Skydance
Corporation, was formed on June 3, 2024 to consummate the Skydance Transactions and was a wholly-owned direct subsidiary of Paramount Global until, through a series of mergers, it became the holding company of
Paramount Global and Skydance Media as part of the Skydance Transactions.
Concurrent with the NAI Transaction, the NAI Equity Investors and certain other affiliates of investors in
Skydance Media made an investment of $6.0 billion into Paramount Skydance Corporation (the “Skydance
Transactions PIPE”) in exchange for 400 million newly issued shares of Paramount Skydance Corporation Class B
Common Stock for a purchase price of $15.00 per share, and the NAI Equity Investors also received warrants to purchase 200 million shares of Paramount Skydance Corporation Class B Common Stock at an initial exercise price of $30.50 per share (subject to customary anti-dilution adjustments), which expire five years after issuance
(the “Skydance Transactions Warrants”). $4.45 billion of the Skydance Transactions PIPE investment was used to fund the cash-stock election discussed below and $1.52 billion of cash was provided to the Company.
The Skydance Transactions also included: (1) a transaction pursuant to which each outstanding Skydance Media membership unit held by Skydance Media investors and each Skydance Media Phantom Unit was converted into the right to receive the applicable portion of 316.7 million shares of Paramount Skydance Corporation Class B
Common Stock (313.8 million shares after reduction in connection with certain tax withholding requirements), and
(2) a cash-stock election offered to holders of Paramount Global common stock pursuant to which (a) shares of
Paramount Global Class A Common Stock held by stockholders other than NAI or its subsidiaries were converted, at the stockholders’ election, into the right to receive either $23.00 in cash (“Class A Cash Consideration”) or
1.5333 shares of Paramount Skydance Corporation Class B Common Stock (“Class A Stock Consideration”), and
(b) shares of Paramount Global Class B Common Stock held by stockholders other than NAI or its subsidiaries, the
NAI Equity Investors and certain other affiliates of investors in Skydance Media referred to above were converted, at the stockholders’ election, into the right to receive either $15.00 in cash (“Class B Cash Consideration”), subject to proration, or one share of Paramount Skydance Corporation Class B Common Stock (“Class B Stock
Consideration”). The shares of Paramount Global Class A Common Stock held by NAI and its subsidiaries converted into shares of Class A common stock, par value $0.001 per share. Shares of Paramount Global Class A
Common Stock for which elections to receive Class A Cash Consideration or Class A Stock Consideration were not made or were validly revoked were automatically converted into Class A Stock Consideration. Shares of
Paramount Global Class B Common Stock for which elections to receive Class B Cash Consideration were not made or were validly revoked were converted automatically into one share of Paramount Skydance Corporation
Class B Common Stock. See Note 11.

SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions, except per share amounts)
Pushdown of the Ultimate Parent’s Basis
The NAI Transaction resulted in a change in control of our Predecessor, Paramount Global, that established a new accounting basis, which reflects the estimated fair value of Paramount Global as indicated by the NAI Transaction and the Skydance Transactions. The table below presents the calculation of the Ultimate Parent’s basis in
Paramount Global as of the date these transactions closed.

Estimated value of NAI Transaction consideration attributable to Paramount Global common stock	$2,124	(a)
Cash paid to stockholders (see Note 11)	4,454	(b)
Proceeds from the Skydance Transactions PIPE, net of subscription discount	1,517
Outstanding Paramount Global RSU Awards and Paramount Global PSU Awards	80	(c)
Remaining shares of Paramount Skydance Corporation Class B Common Stock	3,520	(d)
Paramount Global basis at August 7, 2025	$11,695
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
(b) Reflects cash paid to holders of Paramount Global Class A Common Stock and Paramount Global Class B Common
Stock who elected to receive the Class A Cash Consideration and Class B Cash Consideration of $23.00 per share and
$15.00 per share, respectively, in the Skydance Transactions. Such payout was funded by the $6.0 billion Skydance
Transactions PIPE.
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

SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions, except per share amounts)
The table below details the estimated fair values of Paramount Global’s assets, liabilities and noncontrolling interests at the Ultimate Parent’s basis as of August 7, 2025, including measurement period adjustments recorded subsequent to the third quarter of 2025. The impact on our statement of operations in 2026 from the amounts that would have been recognized in the third quarter of 2025 had these measurement period adjustments been recognized as of the acquisition date was not material. The fair values were determined based on valuation techniques that use unobservable inputs (Level 3 in the fair value hierarchy). Significant judgments in these valuations include long-term projections, discount rates, royalty rates, and decay rates.

	Allocation of Ultimate Parent’s Basis
	Preliminary	Measurement Period Adjustments	Final
Assets:
Cash and cash equivalents	$3,977	$—	$3,977
Receivables, net	5,980	(19)	5,961
Programming and other inventory, current	1,970	(66)	1,904
Prepaid expenses and other current assets	1,641	—	1,641
Property and equipment, net (a)	2,118	(2)	2,116
Programming and other inventory, noncurrent (b)	13,599	(456)	13,143
Goodwill (c)	947	863	1,810
Intangible assets, net (d)	6,748	11	6,759
Operating lease assets	875	39	914
Deferred income tax assets, net	1,200	48	1,248
Other noncurrent assets	2,470	14	2,484
Total assets	$41,525	$432	$41,957

Liabilities:
Long-term debt (e)	$13,619	$—	$13,619
Pension and postretirement benefit obligations (f)	1,390	—	1,390
Deferred income tax liabilities, net	306	(186)	120
Operating lease liabilities	1,219	(3)	1,216
Programming obligations (g)	2,017	209	2,226
Other liabilities (h)	10,137	378	10,515
Total liabilities	$28,688	$398	$29,086

Noncontrolling interests (i)	1,249	(73)	1,176

Paramount Global basis at August 7, 2025	$11,588	$107	$11,695
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

SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions, except per share amounts)
(c) Goodwill relates principally to the Direct-to-Consumer segment and represents the difference between Paramount Global’s basis and the fair value of its net assets based on the fair value estimates assumed herein. Goodwill reflects operating synergies between our businesses, as well as anticipated cost savings and is not deductible for tax purposes. During the first and second quarters of 2026, in connection with the finalization of our appraisals and other valuation analyses, we recorded measurement period adjustments that resulted in increases to goodwill of $22 million and $411 million, respectively. These adjustments principally resulted from increases during the year-to-date period of $257 million to programming obligations and $196 million to contingent liabilities, and a decrease of $91 million to programming assets, partially offset by the related deferred tax impact of
$140 million.
(d) The table below presents the fair values of intangible assets by asset class, as well as the valuation method used to determine the estimated fair values, and the related estimated weighted average useful lives. The weighted average useful life of the total intangibles below is 16.6 years.

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
(h) The estimated fair value of Paramount Global’s contingent liabilities as of August 7, 2025 was $1.6 billion, which relates to the defense and settlement of lawsuits claiming various personal injuries related to exposure to asbestos as well as claims from federal and state environmental regulatory agencies and other entities asserting liability for environmental cleanup costs and related damages (see Claims Related to Former Businesses in Note 15) and other legal contingencies.
(i) The fair value was determined based on a discounted cash flow analysis.

SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions, except per share amounts)
4) PROGRAMMING AND OTHER INVENTORY
The following table presents our programming and other inventory at September 30, 2026 and December 31, 2025, grouped by type and predominant monetization strategy.

	At	At
	September 30, 2026	December 31, 2025
Film Group Monetization:
Licensed program rights, including prepaid sports rights	$3,369	$2,877
Produced television and film programming:
Released	9,237	9,107
In process and other	2,305	1,935

Individual Monetization:
Produced television and film programming:
Released	799	1,005
Completed, not yet released	127	27
In process and other	2,012	1,526
Home entertainment	3	5
Game development	53	7
Total programming and other inventory	17,905	16,489
Less current portion	2,024	1,461
Total noncurrent programming and other inventory	$15,881	$15,028
The following table presents amortization of our television and film programming and production costs, which is included within “Operating expenses” on the Consolidated Statements of Operations.

	Successor		Predecessor	Successor		Predecessor
	Three Months Ended September 30,	Period From August 7 - September 30,	Period From July 1 - August 6,	Nine Months Ended September 30,	Period From August 7 - September 30,	Period From January 1 - August 6,
	2026	2025	2025	2026	2025	2025
Licensed program rights	$1,152	$743	$333	$3,833	$743	$2,961

Produced television and film programming, and acquired libraries:
Individual monetization	$387	$264	$125	$1,192	$264	$810
Film group monetization	$1,158	$610	$522	$3,366	$610	$3,193

SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions, except per share amounts)
5) RESTRUCTURING AND TRANSACTION-RELATED ITEMS
During the periods presented, we recorded the following within “Restructuring and transaction-related items” on the Consolidated Statements of Operations.

	Successor		Predecessor	Successor		Predecessor
	Three Months Ended September 30,	Period From August 7 - September 30,	Period From July 1 - August 6,	Nine Months Ended September 30,	Period From August 7 - September 30,	Period From January 1 - August 6,
	2026	2025	2025	2026	2025	2025
Severance (a)	$50	$185	$13	$85	$185	$190
Exit costs	39	—	—	39	—	65
Restructuring charges	89	185	13	124	185	255
Transaction-related items	98	—	175	354	—	199
Restructuring and transaction-related items	$187	$185	$188	$478	$185	$454
(a) Severance costs include the accelerated vesting of stock-based compensation.
Restructuring Charges
During the three and nine months ended September 30, 2026 (Successor) and the period from August 7 -
September 30, 2025 (Successor), we recorded restructuring severance costs of $50 million, $85 million and $185 million, respectively, primarily associated with changes in management and actions to align the business around our strategic priorities following the Skydance Transactions, including costs related to a plan under which severance payments are being provided to certain eligible employees who voluntarily elected to participate. In addition, during the three months ended September 30, 2026 we recorded exit costs of $39 million associated with a contract termination.
Restructuring charges for the Predecessor periods from July 1 - August 6, 2025 and January 1 - August 6, 2025 included severance costs of $13 million and $190 million, respectively, primarily associated with strategic changes in our global workforce in order to streamline our organization. In addition, during the Predecessor period from
January 1 - August 6, 2025, we recorded exit costs of $65 million, primarily for the impairment of lease assets that we ceased use of in connection with initiatives to reduce our real estate footprint. The impairments were primarily the result of a decline in market conditions since the inception of these leases and reflect the difference between the estimated fair values, which were determined based on the expected future cash flows of the lease assets, and the carrying values.
The following is a rollforward of our restructuring liability, which is recorded in “Other current liabilities” and
“Other liabilities” on the Consolidated Balance Sheets, and is expected to be substantially paid by the end of 2027.

SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions, except per share amounts)

	Successor
		2026 Activity
	Balance at December 31, 2025	Charges (a)	Payments and other	Balance at September 30, 2026
Studios	$133	$4	$(59)	$78
Direct-to-Consumer	53	11	(23)	41
TV Media	384	64	(221)	227
Corporate	135	9	(50)	94
Total	$705	$88	$(353)	$440
    (a) Excludes stock-based compensation expense of $36 million.
Transaction-Related Items
Transaction-related items include costs directly associated with prospective and completed mergers and acquisitions, as well as related integration activities. During the three and nine months ended September 30, 2026, we recorded transaction-related costs of $98 million and $354 million, respectively, principally for legal, advisory, and other professional fees associated with the planned WBD Merger and related integration. During the
Predecessor periods from July 1 - August 6, 2025 and January 1 - August 6, 2025, we recorded transaction-related costs of $175 million and $199 million, respectively, principally for banking, legal, advisory, and other professional fees relating to the Skydance Transactions, and transaction awards that became payable to eligible employees upon closing.
6) RELATED PARTIES
The Ellison Family (Successor)
At September 30, 2026, the Ellison Family, the controlling stockholder of the Company, indirectly held approximately 77.5% of our voting Class A Common Stock through their collective approximate 77.5% ownership interest in Harbor Lights Entertainment, Inc. (f/k/a National Amusements, Inc.) and 47.1% of our Class A and non-
voting Class B Common Stock on a combined basis. On October 6, 2026, in connection with the WBD Merger, the
Ellison Family contributed $14.85 billion of equity financing (see Note 2) and received 1.24 billion shares of
Skydance Corporation Class B Common Stock. Following the WBD Merger, on October 6, 2026, the Ellison
Family’s Class A holdings were unchanged, and they held 35.0% of our Class A and non-voting Class B Common
Stock on a combined basis. In addition, in connection with the Skydance Transactions PIPE, the NAI Equity
Investors (including entities controlled by the Ellison Family) received the Skydance Transactions Warrants to purchase a total of 200 million shares of Skydance Corporation Class B Common Stock (of which entities controlled by the Ellison Family received warrants to purchase a total of 155 million shares) at an initial exercise price of $30.50 per share (subject to customary anti-dilution adjustments), which expire five years after issuance.
The Ellison Family is comprised of Lawrence J. Ellison and David Ellison. David Ellison is the son of Lawrence J.
Ellison, and Lawrence J. Ellison and David Ellison are accordingly considered immediate family members. David
Ellison is CEO of the Company and the Chairman of our Board of Directors.
Lawrence J. Ellison is the Chairman and a significant stockholder of Oracle Corporation (“Oracle”). We have several multi-year software-as-a-service agreements with Oracle, principally for finance and human resources, as well as software support agreements and database licenses used by various applications. We made payments to
Oracle totaling $2 million and $48 million during the three and nine months ended September 30, 2026, respectively, and $2 million during the period from August 7 - September 30, 2025. In February 2026, we executed a six-year cloud infrastructure services agreement with Oracle with a total commitment of $300 million, under

SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions, except per share amounts)
which payments escalate over the term, in connection with our anticipated enterprise, data, and streaming workloads.
In addition, we have a lease agreement with a term that expires in 2034 under which the lessor is an entity owned and controlled by Lawrence J. Ellison. At September 30, 2026 and December 31, 2025, the total liability associated with these leases was $163 million and $174 million, respectively. We recorded lease costs associated with these leases totaling $8 million and $22 million during the three and nine months ended September 30, 2026, respectively, and $4 million during the period from August 7 - September 30, 2025.
The Ellison Family has investments in other entities over which they have control or can exert significant influence, which as a result, are related parties to us. We did not have any material transactions with these entities.
RedBird (Successor)
At September 30, 2026, RedBird indirectly held approximately 22.5% of our voting Class A Common Stock through their collective approximate 22.5% ownership interest in Harbor Lights Entertainment, Inc. and 10.6% of our Class A and non-voting Class B Common Stock on a combined basis. On October 6, 2026, in connection with the WBD Merger, RedBird contributed $5.2 billion of equity financing (see Note 2) and received 433 million shares of Skydance Corporation Class B Common Stock. Following the WBD Merger, on October 6, 2026,
RedBird’s Class A holdings were unchanged, and they held 11.0% of our Class A and non-voting Class B
Common Stock on a combined basis.
In December 2025, RedBird BD LLC, an affiliate of RB Maverick LLC and RB Tentpole, was engaged as a financial advisor to the Company in connection with the evaluation of the WBD Merger. Pursuant to the agreement, RedBird BD LLC received an aggregate transaction fee of $110 million in October 2026, comprised of
$65 million for mergers and acquisitions advisory services and $45 million for capital raising advisory services.
In the second quarter of 2026, we entered into a three-year agreement with RedBird Development Group LLC
(“RedBird Development”), an affiliate of RedBird, for media strategy and operations transformation services related to branded media initiatives. Under the agreement, RedBird Development is compensated through structured quarterly commission fees, subject to an annual cap of $12 million per year plus reimbursable travel and business expenses of up to $300,000 annually. At September 30, 2026, amounts owed in connection with this contract totaled $3 million.
Reimbursements Associated with WBD Merger (Subsequent Event)
At closing of the WBD Merger, we reimbursed the Trust and RedBird for reasonable and documented out-of-
pocket expenses totaling $7 million.

SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions, except per share amounts)
Other Related Parties
In the ordinary course of business, we are involved in transactions with our equity method investees, primarily for the licensing of television and film programming. Revenue earned from an equity method investee was $71 million and $218 million for the three and nine months ended September 30, 2026 (Successor), respectively, $40 million for the Successor period from August 7 - September 30, 2025, and $27 million and $191 million for the
Predecessor periods from July 1 - August 6, 2025 and January 1 - August 6, 2025, respectively. Receivables from this equity method investee are included in “Receivables, net” and “Other assets” on the Consolidated Balance
Sheets. These totaled $190 million and $86 million, respectively, at September 30, 2026, and $201 million and $87 million, respectively, at December 31, 2025.
Through the normal course of business, we are involved in other transactions with related parties, including other equity method investees, that have not been material in any of the periods presented.
7) REVENUES
The table below presents our revenues disaggregated into categories based on the nature of such revenues. See
Note 14 for revenues by segment disaggregated into these categories.

	Successor		Predecessor	Successor		Predecessor
	Three Months Ended September 30,	Period From August 7 - September 30,	Period From July 1 - August 6,	Nine Months Ended September 30,	Period From August 7 - September 30,	Period From January 1 - August 6,
	2026	2025	2025	2026	2025	2025
Revenues by Type:
Advertising	$1,889	$1,280	$664	$6,290	$1,280	$5,329
Affiliate and subscription	3,521	2,027	1,400	10,542	2,027	8,242
Theatrical	112	39	73	402	39	475
Licensing and other	1,503	775	444	4,051	775	2,576
Total Revenues	$7,025	$4,121	$2,581	$21,285	$4,121	$16,622
Receivables
Reserves for accounts receivable reflect our expected credit losses based on historical experience as well as current and expected economic conditions and industry trends. At September 30, 2026 and December 31, 2025, our allowance for credit losses was $17 million and $10 million, respectively.
Included in “Other assets” on the Consolidated Balance Sheets are noncurrent receivables of $772 million and
$835 million at September 30, 2026 and December 31, 2025, respectively. Noncurrent receivables primarily relate to revenues recognized under long-term content licensing arrangements. Revenues from the licensing of content are recognized at the beginning of the license period in which programs are made available to the licensee for exhibition, while the related cash is generally collected over the term of the license period.
Contract Liabilities
Contract liabilities are included within “Deferred revenues” and “Other liabilities” on the Consolidated Balance
Sheets and were $1.5 billion at both September 30, 2026 and December 31, 2025. We recognized revenues of $1.1 billion, $0.4 billion, and $0.6 billion for the nine months ended September 30, 2026 (Successor) and for the periods from August 7 - September 30, 2025 (Successor) and January 1 - August 6, 2025 (Predecessor), respectively, that were included in the opening balance of deferred revenues for the respective year.

SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions, except per share amounts)
Unrecognized Revenues Under Contract
At September 30, 2026, unrecognized revenues attributable to unsatisfied performance obligations under our long-
term contracts were approximately $6 billion, of which approximately $1 billion is expected to be recognized during the remainder of 2026, $2 billion in 2027, $1 billion in 2028, and $1 billion thereafter. These amounts only include contracts subject to a guaranteed fixed amount or the guaranteed minimum under variable contracts, primarily consisting of television and film licensing contracts and affiliate agreements that are subject to a fixed or guaranteed minimum fee. Such amounts change on a regular basis as we renew existing agreements or enter into new agreements. In addition, the timing of satisfying certain performance obligations under these long-term contracts is uncertain and, therefore, is also subject to change. Unrecognized revenues under contracts disclosed above do not include (i) contracts with an original expected term of one year or less, mainly consisting of advertising contracts, (ii) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage, mainly consisting of affiliate agreements and (iii) long-term licensing agreements for multiple programs for which variable consideration is determined based on the value of the programs delivered to the customer and our right to invoice corresponds with the value delivered.
Performance Obligations Satisfied in Previous Periods
Under certain revenue arrangements, the amount and timing of our revenue recognition is determined based on our licensees’ subsequent sale to its end customers. As a result, under such arrangements we often satisfy our performance obligation of delivery of our content in advance of revenue recognition. We recognized revenues of
$0.1 billion in each of the three months ended September 30, 2026 (Successor), the Successor period from August
7 - September 30, 2025 and the Predecessor period from July 1 - August 6, 2025 and $0.3 billion for the nine months ended September 30, 2026 (Successor), $0.1 billion for the Successor period from August 7 - September
30, 2025 and $0.4 billion for the Predecessor period from January 1 - August 6, 2025, respectively, for which the performance obligation was satisfied prior to the periods indicated. These revenues principally related to content licensing arrangements, including agreements with distributors of transactional video-on-demand and electronic sell-through services, other licensing arrangements, and theatrical distribution of our films.

SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions, except per share amounts)
8) DEBT
At September 30, 2026 and December 31, 2025 our debt consisted of the following:

	At	At
	September 30, 2026	December 31, 2025
4.0% Senior Notes due 2026	$—	$347
3.70% Senior Notes due 2026	86	85
2.90% Senior Notes due 2027	581	573
3.375% Senior Notes due 2028	492	487
3.70% Senior Notes due 2028	493	489
4.20% Senior Notes due 2029	492	489
7.875% Senior Debentures due 2030	900	915
4.95% Senior Notes due 2031	1,226	1,221
4.20% Senior Notes due 2032	930	921
5.50% Senior Debentures due 2033	419	417
4.85% Senior Debentures due 2034	77	76
6.875% Senior Debentures due 2036	1,116	1,119
6.75% Senior Debentures due 2037	75	75
5.90% Senior Notes due 2040	273	272
4.50% Senior Debentures due 2042	35	34
4.85% Senior Notes due 2042	405	400
4.375% Senior Debentures due 2043	1,095	1,079
4.875% Senior Debentures due 2043	14	14
5.85% Senior Debentures due 2043	1,109	1,103
5.25% Senior Debentures due 2044	278	275
4.90% Senior Notes due 2044	436	432
4.60% Senior Notes due 2045	458	452
4.95% Senior Notes due 2050	770	763
6.25% Junior Subordinated Debentures due 2057	628	628
6.375% Junior Subordinated Debentures due 2062	989	989
Borrowings under unsecured credit facility	1,665	—
Obligations under finance leases	2	3
Total debt (a)	15,044	13,658
Less current portion	668	433
Total long-term debt, net of current portion	$14,376	$13,225
(a) In connection with the pushdown of the Ultimate Parent’s basis, our debt was recorded at fair value as of August 7, 2025, which resulted in a net decrease to our total debt balance of $898 million, reflecting the reversal of a net unamortized discount of $390 million and unamortized deferred financing fees of $71 million, and a reduction of $1.36 billion to adjust our debt to its fair value (see Note 3). The adjustments to fair value for each of our senior and junior debt issuances are being amortized over the remaining term of the applicable issuance within interest expense. At September 30, 2026 and December 31, 2025, the total net unamortized fair value adjustments for our senior and junior debt was $1.25 billion and $1.32 billion, respectively. The face value of our total debt at September 30, 2026 and December 31, 2025 was
$16.29 billion (including unsecured credit facility borrowings discussed below) and $14.98 billion, respectively.
Senior Debt
In January 2026, we repaid our $347 million of 4.0% senior notes at maturity and in October 2026 we repaid our
$86 million of 3.70% senior notes at maturity.
Commercial Paper
At both September 30, 2026 and December 31, 2025, we had no outstanding commercial paper borrowings.

SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions, except per share amounts)
Unsecured Credit Facility
In April 2026, we entered into an amendment to our previous credit facility (the “Unsecured Credit Facility”), increasing the commitments from $3.50 billion to $5.00 billion. The Unsecured Credit Facility was used for general corporate purposes and to support commercial paper borrowings, if any and also allowed us to borrow, at our option, in certain foreign currencies up to specified limits. In the first quarter of 2026, in connection with the
$2.8 billion termination fee paid to Netflix (see Note 2), we borrowed $2.15 billion under the Unsecured Credit
Facility. As of September 30, 2026, outstanding borrowings totaled $1.67 billion at a weighted average interest rate of 5.83% and the remaining availability was $3.3 billion. On the Closing Date, in connection with the consummation of the WBD Merger, we repaid all borrowings with the funding from the PIPE Transaction described in Note 2 and terminated all credit commitments outstanding under the Unsecured Credit Facility.
The Unsecured Credit Facility had one principal financial covenant which set a maximum Consolidated Total
Leverage Ratio, which was the ratio of our Consolidated Indebtedness, net of a maximum of $3.0 billion of unrestricted cash and cash equivalents at the end of a quarter, to our Consolidated EBITDA (each as defined in the credit agreement for the Unsecured Credit Facility) for the trailing twelve-month period at the end of each quarter.
The maximum ratio was 4.50x as of September 30, 2026 and we met the covenant.
Other Bank Borrowings
At both September 30, 2026 and December 31, 2025, there were no outstanding bank borrowings under Miramax’s
$50 million credit facility that matures in November 2027.
Subsequent Events in Connection with the WBD Merger
In connection with the WBD Merger we issued or assumed additional debt with an aggregate principal amount of
$72.1 billion. This amount consists of (i) $56.9 billion of debt incurred to finance the WBD Merger, comprised of
$5.0 billion of borrowings under the Term A Loan Facilities and $9.5 billion of Term B-1 Loans, each under the
Pro Rata Credit Agreement, $30.0 billion of First Lien Senior Secured Notes (the “First Lien Notes”), and
$12.4 billion of Second Lien Senior Secured Notes (the “Second Lien Notes”), (ii) $12.6 billion of Second Lien
Senior Secured Notes issued in the Exchange Offers (the “Second Lien Exchange Notes”), and (iii) $2.7 billion of other outstanding unsecured notes and debentures of the WBD Issuers that we assumed. The newly issued debt is further discussed below.
Pro Rata Credit Agreement
The Pro Rata Credit Agreement provides for (i) a $5.00 billion five-year senior secured revolving credit facility
(the “Revolving Credit Facility”), (ii) a $2.5 billion three-year senior secured term loan A-1 facility and (iii) a
$2.5 billion five-year senior secured term loan A-2 facility (together, the “Term A Loan Facilities”). The availability and initial funding of the facilities under the Pro Rata Credit Agreement were subject to the consummation of the acquisition of WBD, the termination of the Unsecured Credit Facility, and other customary conditions and no amounts were outstanding as of September 30, 2026.

SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions, except per share amounts)
On the Closing Date, in connection with the completion of the WBD Merger, we borrowed the full $2.5 billion under each of the Term A Loan Facilities. The commitments under the Revolving Credit Facility became available on the Closing Date, and no amounts were drawn. Also on the Closing Date, we entered into Amendment No. 1 to the Pro Rata Credit Agreement (“Credit Agreement Amendment No. 1”), which provided for a senior secured incremental tranche of term B loans consisting of (i) $8.5 billion of seven-year U.S. dollar-denominated term B-1 loans (the “Dollar Term B-1 Loans”) and (ii) €850 million of seven-year euro-denominated term B-1 loans (the
“Euro Term B-1 Loans” and, together with the Dollar Term B-1 Loans, the “Term B-1 Loans”). We borrowed the full amount of the Term B-1 Loans on the Closing Date. The Term B-1 Loans mature on the seventh anniversary of the Closing Date.
The loans drawn under the Term A Loan Facilities and the Revolving Credit Facility bear interest at a rate determined at the time of each borrowing and are generally based on either the prime rate in the U.S. or an applicable benchmark rate plus a margin (based on Skydance’s corporate family rating), depending on the type and tenor of the loans entered into. The benchmark rate for loans denominated in U.S. dollars is Term SOFR, and for loans denominated in euros, sterling and yen is EURIBOR, SONIA and TIBOR, respectively.
The Dollar Term B-1 Loans bear interest, at our option, at a rate per annum equal to either the Alternate Base Rate
(as defined in the Pro Rata Credit Agreement) or Term SOFR plus a margin based on our Leverage Ratio that ranges between 1.75% and 1.50% for Alternate Base Rate loans and 2.75% and 2.50% for Term SOFR Rate loans.
The Euro Term B-1 Loans bear interest at a rate per annum equal to EURIBOR plus a margin based on our
Leverage Ratio that ranges between 2.75% and 2.50%. Beginning with the quarter ending December 31, 2029, the
Dollar Term B-1 Loans will amortize at 1.00% of the initial principal amount per annum in quarterly installments, with the remaining balance payable at maturity. No regular amortization is required with respect to the Euro Term
B-1 Loans.
Interest rates on benchmark rate borrowings under the Pro Rata Credit Agreement, including the Term A Loan
Facilities and the Term B-1 Loans, reset at the beginning of each interest period, and as a result, interest expense on these borrowings will fluctuate with changes in market interest rates. In addition, the applicable margins may change based on changes in our corporate family rating or the Leverage Ratio, as applicable.
Priority
The obligations under the Pro Rata Credit Agreement have been secured on a first lien basis on all or substantially all of the assets of Skydance and its U.S. subsidiaries (including Paramount Global, Skydance Media, LLC, and each of its respective U.S. subsidiaries) that are guarantors, excluding real property and subject to other customary exceptions and a cap on the amount of assets and property of Paramount Global that can be subject to a lien securing the Pro Rata Credit Agreement. On the date Skydance achieves certain credit ratings and satisfies certain other conditions as specified in the Pro Rata Credit Agreement (such date, the “Investment Grade Fall-Away
Date”), the obligations under the Pro Rata Credit Agreement will become unsecured, and the guarantee of such obligations by the subsidiary guarantors will be released (subject to certain exceptions).

SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions, except per share amounts)
Covenants
The Pro Rata Credit Agreement contains customary representations and warranties and also contains financial covenants that require our Leverage Ratio and First Lien Net Leverage Ratio (each as defined in the Pro Rata
Credit Agreement) not to exceed 5.50x and 3.25x, respectively, in each case, at the end of each fiscal quarter. On and after the Investment Grade Fall-Away Date, the First Lien Net Leverage Ratio financial covenant will cease to apply and the Leverage Ratio financial covenant will be modified requiring that our Leverage Ratio not exceed
4.50x at the end of each fiscal quarter.
Optional Redemption
The loans under the Pro Rata Credit Agreement may be voluntarily prepaid, and unutilized commitments thereunder may be voluntarily reduced, without penalty, other than customary breakage costs and, in the case of the Term B-1 Loans, a 1.00% premium on Term B-1 Loans that are prepaid, converted or subjected to a pricing reduction within six months after the Closing Date.
Senior Secured Notes
On October 5, 2026, we issued, in private placements exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), $30.0 billion aggregate principal amount of First Lien Notes and $11.4 billion aggregate principal amount of Second Lien Notes, together with €885 million aggregate principal amount of
Second Lien Notes denominated in euros (First Lien Notes together with the Second Lien Notes, the “Senior
Secured Notes”). The Senior Secured Notes bear interest at fixed rates, payable semi-annually in arrears, and consist of the following:

Issuance of Senior Secured Notes	Face Value
6.300% First Lien Notes due 2028	$3,500
6.550% First Lien Notes due 2029	3,500
7.050% First Lien Notes due 2031	6,500
7.550% First Lien Notes due 2033	5,250
7.900% First Lien Notes due 2036	5,250
8.650% First Lien Notes due 2046	1,250
8.750% First Lien Notes due 2056	3,500
8.900% First Lien Notes due 2066	1,250
8.250% Second Lien Notes due 2031	6,000
8.875% Second Lien Notes due 2034	4,000
9.125% Second Lien Notes due 2036	1,400
7.000% Euro Second Lien Notes due 2031 (€885 million)	1,003	(a)
Total Senior Secured Notes	$42,403
            (a) Translated at the spot rate at the time of pricing.

SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions, except per share amounts)
Priority
The First Lien Notes are secured by first-priority liens on all or substantially all of the assets of Skydance and the
Guarantors (as defined below) (the “Collateral”), subject to permitted liens and certain exceptions. The First Lien
Notes are guaranteed on a senior secured basis by each of Skydance’s existing and future wholly owned domestic subsidiaries that is a borrower under or guarantees obligations under the Pro Rata Credit Agreement (collectively, the “Guarantors”), subject to certain exceptions. The Second Lien Notes are secured by second-priority liens on the
Collateral, subject to permitted liens and certain exceptions. The Second Lien Notes are guaranteed on a senior secured basis by the Guarantors. Upon the occurrence of an Investment Grade Event (as defined in the applicable supplemental indenture) for each series of notes with respect to the Senior Secured Notes, subject to certain conditions (including the concurrent release of liens and guarantees securing other secured debt and the Company having no greater than $250 million of term B loans outstanding at such time), the liens on the Collateral securing such series of notes will be released and the note guarantees with respect to such series will be released. In addition, certain covenants set forth in the applicable supplemental indenture relating to asset sales and future subsidiary guarantors will cease to apply to such series of notes. These releases and covenant suspensions are permanent and will not be reinstated upon any subsequent downgrade or withdrawal of the applicable investment grade ratings.
Registration Rights
Pursuant to the registration rights agreement, dated as of October 5, 2026 (the “First Lien Senior Secured Notes
Registration Rights Agreement”), we have agreed to use commercially reasonable efforts to (i) file a registration statement with respect to a registered offer to exchange each series of the First Lien Notes for new notes with terms substantially identical in all material respects to such series of the First Lien Notes (such new notes, the “Exchange
Notes”) and cause the registration statement to be declared effective under the Securities Act within 730 days of
October 5, 2026, or (ii) in certain circumstances, file a shelf registration statement with respect to resales of the
First Lien Notes. The Second Lien Notes do not have any registration rights.
Optional Redemption and Change of Control Provisions
Each series of First Lien Notes may be redeemed at our option, in whole or in part, at a “make-whole” premium prior to the applicable par call date and at 100% of principal on or after that date. For each series of First Lien
Notes, the par call date is within one to six months of maturity. For the Second Lien Notes, prior to October 15,
2028 (2031 Euro and 2031 Second Lien Notes), October 15, 2029 (2034 Second Lien Notes) and October 15, 2031
(2036 Second Lien Notes), we may redeem each series, in whole or in part, at a “make-whole” premium.
Thereafter each series of Second Lien Notes can be redeemed at call premiums starting at 3.500% to 4.563% of principal and declining to zero one year prior to maturity (2031 Euro and 2031 Second Lien Notes) and three years prior to maturity (2034 and 2036 Second Lien Notes). In addition, before October 15, 2028 (2031 Euro and 2031
Second Lien Notes) or October 15, 2029 (2034 and 2036 Second Lien Notes), we may redeem up to 40% of a series of Second Lien Notes with the proceeds of equity offerings at 107.0% to 109.125% of principal, and up to
10% of such a series per calendar year at 103% of principal, plus in each case accrued and unpaid interest.
In addition, upon a change of control triggering event, holders of our Senior Secured Notes may require us to repurchase their notes at 101% of principal plus accrued and unpaid interest.

SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions, except per share amounts)
WBD Exchange Offers and Tender Offers
In May 2026, we commenced offers to exchange any and all of certain outstanding senior notes issued by the
WBD Issuers for Second Lien Exchange Notes newly issued by Skydance and also commenced offers to purchase for cash two additional series of senior notes of the WBD Issuers. The Exchange Offers expired on October 6,
2026 following the closing of the WBD Merger, and holders of approximately 99.15% of the notes eligible to participate in the Exchange Offers validly tendered their notes. Accordingly, upon settlement on October 9, 2026, we issued to such holders $11.98 billion aggregate principal amount of dollar-denominated Second Lien Exchange
Notes and €546.5 million aggregate principal amount of euro-denominated Second Lien Exchange Notes. Such notes were issued in private placements exempt from registration under the Securities Act. The dollar-denominated notes pay interest semi-annually, and the euro-denominated notes pay interest annually, in each case in arrears. The
Second Lien Exchange Notes consist of the following:

Senior Secured Exchange Notes	Face Value
6.304% Second Lien Exchange Notes due 2029	$1,344
6.25% Second Lien Exchange Notes due 2029	654
4.875% Second Lien Exchange Notes due 2030	901
4.904% Second Lien Exchange Notes due 2032	2,674
5.00% Second Lien Exchange Notes due 2037	447
6.35% Second Lien Exchange Notes due 2040	432
4.95% Second Lien Exchange Notes due 2042	130
5.05% Second Lien Exchange Notes due 2042	4,065
4.875% Second Lien Exchange Notes due 2043	141
5.20% Second Lien Exchange Notes due 2047	3
5.30% Second Lien Exchange Notes due 2049	248
5.141% Second Lien Exchange Notes due 2052	944
5.802% Second Lien Exchange Notes due 2030 (€235 million)	263
5.068% Second Lien Exchange Notes due 2033 (€311 million)	349
Total Senior Secured Exchange Notes	$12,595
The Exchange Offers have been accounted for as debt modifications. Accordingly, the Second Lien Exchange
Notes were recorded at the carrying amount of the exchanged WBD notes.
The Second Lien Exchange Notes are senior secured obligations, guaranteed by the Guarantors and secured by second-priority liens on the Collateral. They are junior in lien priority to the First Lien Notes and the loans and commitments under the Pro Rata Credit Agreement, and equal in lien priority to the Second Lien Notes.
The Second Lien Exchange Notes are redeemable at our option. Most series may be redeemed at a “make-whole”
price before their par call date, which is between one and six months before maturity, and at 100% of principal on or after that date, plus accrued and unpaid interest in each case. The 2032 Second Lien Exchange Notes and 2052
Second Lien Exchange Notes follow the same terms but cannot be redeemed before March 15, 2027. The 6.35%
2040, 4.95% 2042, and 4.875% 2043 Second Lien Exchange Notes have no par call date and may be redeemed at any time at a “make-whole” price. The euro-denominated Second Lien Exchange Notes may also be redeemed in whole at par upon certain changes in U.S. tax law. The change of control, tender offer, covenant and Investment
Grade Event provisions of the Second Lien Exchange Notes are substantially the same as those of the Second Lien
Notes issued on October 5, 2026 described above. The Second Lien Exchange Notes do not have registration rights.

SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions, except per share amounts)
Concurrent with the Exchange Offers, on October 9, 2026 we purchased $2.40 billion in aggregate principal amount of senior notes of the WBD Issuers (approximately 98.83% of the outstanding principal amount of those series) for $2.38 billion in cash, plus accrued and unpaid interest, and the purchased notes were cancelled.
9) FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
The carrying value of our financial instruments approximates fair value, except for notes and debentures. At
September 30, 2026 and December 31, 2025, the carrying value of our outstanding notes and debentures was
$13.38 billion and $13.65 billion, respectively, and the fair value, which is determined based on quoted prices in active markets (Level 1 in the fair value hierarchy), was $11.1 billion and $13.2 billion, respectively.
Investments
Our investments without a readily determinable fair value for which we have no significant influence had a carrying value of $55 million and $58 million at September 30, 2026 and December 31, 2025, respectively. These investments are included in “Other assets” on the Consolidated Balance Sheets.
Foreign Exchange Contracts
We are exposed to changes in foreign currency exchange rates and manage that exposure principally using foreign currency forward contracts and cross-currency swaps. We designate certain of these instruments as cash flow hedges, fair value hedges and net investment hedges, as described below. Foreign currency forward contracts have principally been used to manage our exposure to currencies such as the British pound, the euro, the Canadian dollar and the Australian dollar. We designate forward contracts used to hedge committed and forecasted foreign currency transactions, including for the production and licensing of content, as cash flow hedges. We also enter into non-designated forward contracts to hedge non-U.S. dollar denominated assets, liabilities, and cash flows. The maximum period we are hedging our exposure to variability in future cash flows is 4.4 years.
At September 30, 2026 and December 31, 2025, the notional amount of all foreign exchange contracts was $7.22 billion and $3.14 billion, respectively. At September 30, 2026, the notional amount comprised $5.70 billion related to future production and licensing of content (designated as cash flow hedges), $1.00 billion related to the issuance of the 2031 Euro Second Lien Notes (designated as fair value hedges) and $510 million related to our other foreign currency assets and liabilities (non-designated hedges). At December 31, 2025, the notional amount comprised
$2.74 billion related to future production costs (designated as cash flow hedges) and $407 million related to our foreign currency assets and liabilities (non-designated hedges).
On September 30, 2026, in connection with the pricing of the above-referenced €885 million ($1.00 billion)
aggregate principal amount of the 7.000% Euro Second Lien Senior Secured Notes due 2031, which were issued on October 5, 2026, we entered into fixed-for-fixed cross-currency swaps with a notional amount of $1.00 billion.
The swaps, which mature on October 15, 2029, are designated as fair value hedges of the foreign currency exposure associated with both the firm commitment to issue the notes from September 30, 2026 and the subsequently issued notes.
Subsequent Event in Connection with WBD Merger
On October 6, 2026, concurrent with the borrowing of the €850 million Euro Term B-1 Loans (see Note 8), we designated the principal amount of these loans as a hedge of our net investment in certain euro functional currency subsidiaries.

SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions, except per share amounts)
Interest Rate Contracts
In the second quarter of 2026, we entered into interest rate contracts with an aggregate notional amount of $10.0 billion in connection with anticipated debt issuances associated with the WBD Merger and future debt refinancing, of which $3.0 billion were designated as cash flow hedges. These instruments were intended to hedge exposure to changes in benchmark U.S. Treasury rates from the execution date of the agreements through the issuance of the related debt. On September 30, 2026, we terminated all of these interest rate contracts and, in October 2026, received cash proceeds of $667 million. For the contracts designated as cash flow hedges, the related gain of
$165 million, which was recorded in accumulated other comprehensive income (loss) (AOCI), will be reclassified into interest expense over the 5-year and 10-year term of the related debt issued in October 2026. Approximately
$16 million is expected to be reclassified from AOCI into interest expense within the next 12 months. The gain on the non-designated interest rate hedges for the nine months ended September 30, 2026 was $502 million.
Gains (Losses) on Derivative Financial Instruments
The table below presents gains (losses) recognized on cash flow hedges in “Cash Flow Hedges” in other comprehensive income (loss) and on non-designated hedges within “Net gain on derivatives” on the Consolidated
Statements of Operations.

	Successor		Predecessor	Successor		Predecessor
	Three Months Ended September 30,	Period From August 7 - September 30,	Period From July 1 - August 6,	Nine Months Ended September 30,	Period From August 7 - September 30,	Period From January 1 - August 6,
	2026	2025	2025	2026	2025	2025
Cash flow hedges
Foreign exchange forward contracts	$(24)	$(1)	$(13)	$(60)	$(1)	$6
Interest rate contracts	167	—	—	165	—	—
Total	$143	$(1)	$(13)	$105	$(1)	$6

Non-designated hedges
Foreign exchange forward contracts	$(3)	$(3)	$5	$—	$(3)	$(24)
Interest rate contracts	514	—	—	502	—	—
Total	$511	$(3)	$5	$502	$(3)	$(24)

SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions, except per share amounts)
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
foreign currency hedges is determined based on the present value of future cash flows using observable inputs including foreign currency exchange rates. The fair value of deferred compensation liabilities is determined based on the fair value of the investments elected by employees.

	At	At
	September 30, 2026	December 31, 2025
Assets:
Foreign exchange contracts	$29	$38
Total Assets	$29	$38
Liabilities:
Deferred compensation	$279	$312
Foreign exchange contracts	89	28
Total Liabilities	$368	$340
Level 3 inputs were used in determining Paramount Global’s net assets at the Ultimate Parent’s basis (see Note 3)
and the estimated fair value of FCC licenses that were impaired in the second quarter of 2025 (see Note 16).
10) VARIABLE INTEREST ENTITIES
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
The following tables present the amounts recorded in our consolidated financial statements related to our consolidated VIEs. During the first quarter of 2026, we acquired our minority partner’s interest in one of our consolidated VIEs, which increased our ownership interest to 100%. Accordingly, for periods subsequent to the acquisition, this entity is not included in the amounts disclosed.

	At	At
	September 30, 2026	December 31, 2025
Total assets	$817	$1,193

Total liabilities	$151	$311

SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions, except per share amounts)

	Successor		Predecessor	Successor		Predecessor
	Three Months Ended September 30,	Period From August 7 - September 30,	Period From July 1 - August 6,	Nine Months Ended September 30,	Period From August 7 - September 30,	Period From January 1 - August 6,
	2026	2025	2025	2026	2025	2025
Revenues	$53	$75	$52	$274	$75	$294

Operating income (loss)	$8	$(3)	$(15)	$45	$(3)	$(102)
11) STOCKHOLDERS’ EQUITY
We are authorized to issue up to 55 million shares of Skydance Corporation Class A Common Stock, par value of
$.001 per share; 100 million shares of preferred stock, par value of $.001 per share; and, 7.0 billion shares of
Skydance Corporation Class B Common Stock, par value of $.001 per share, which increased from 5.50 billion shares in April 2026. Holders of Class A Common Stock are entitled to one vote per share; holders of Class B
Common Stock have no voting rights. No shares of preferred stock have been issued. The Certificate of
Amendment to the amended and restated certificate of incorporation that increased the Class B authorization also permits the Skydance Corporation Board of Directors to declare and pay a dividend to holders of Skydance
Corporation Class B Common Stock without being required to declare and pay a corresponding dividend to the holders of Skydance Corporation Class A Common Stock, subject to the prior written consent or approval of the holders of all of the outstanding shares of Skydance Corporation Class A Common Stock.
As of September 30, 2026, 31.5 million shares of Class A Common Stock, 1,092.9 million shares of Class B
Common Stock and the Skydance Transactions Warrants to purchase 200 million shares of Class B Common Stock at an exercise price of $30.50 per share were outstanding.
On October 6, 2026, subsequent to the balance sheet date, we issued approximately 3,918 million shares of Class B
Common Stock in connection with the WBD Merger and subsequently distributed warrants to purchase approximately 470.7 million shares of Class B Common Stock at an exercise price of $12.00 per share to certain holders of record of Class B Common Stock on October 5, 2026. The October 2026 common stock and warrant issuances are further described below.
Impacts from the WBD Merger (Subsequent Event)
Common Stock
On October 6, 2026, pursuant to the Subscription Agreements and the Equity Syndication, we issued approximately 3,918 million newly issued nonvoting shares of Skydance Corporation Class B Common Stock to the Equity Syndication Parties at the Syndication Purchase Price of $12.00 per share for gross proceeds of
$47.01 billion (see Note 2).
Warrants
On October 13, 2026, each holder of Skydance Corporation Class B Common Stock (excluding any Equity
Investor or affiliate thereof, any of the Company’s wholly owned subsidiaries that own Class B Common Stock, the Paramount Global 401(k) Plan and the Paramount Global Master Trust) as of the October 5, 2026 record date received, without payment of any consideration, one 10-year warrant (each, a “Warrant”) for each share held, exercisable at an initial exercise price of $12.00 per share and subject to customary anti-dilution and fundamental change make-whole adjustments. Warrants issued totaled approximately 470.7 million. Beginning on the third anniversary of issuance, we may designate an earlier expiration date for the Warrants if the closing price of our
Class B Common Stock equals or exceeds $30.00 for at least 20 trading days during any 30 consecutive trading

SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions, except per share amounts)
day period. The Warrants commenced trading on the NYSE on October 13, 2026 separately from our Class B
Common Stock under the symbol “SKYD WS.”
In connection with the Warrant issuance, existing Skydance RSUs were equitably adjusted pursuant to pre-existing anti-dilution provisions in Skydance equity plans.
Since the Warrants were only issued to certain holders of Skydance Corporation Class B Common Stock, the estimated value of the Warrants is considered a deemed dividend, which results in the application of the two-class method of EPS for the period the Warrants were issued. Accordingly, for the three months and year ending
December 31, 2026, earnings per share will be calculated separately for the holders of Skydance Corporation Class
B Common Stock receiving the deemed dividend and those not receiving the deemed dividend.
Impact from the Skydance Transactions
On August 6, 2025, each share of Paramount Global common stock that was owned by Paramount Global as treasury stock was cancelled and ceased to exist, and each issued and outstanding share of Paramount Global Class
A Common Stock and Paramount Global Class B Common Stock was converted automatically into the right to receive one share of Paramount Skydance Corporation Class A Common Stock and Paramount Skydance
Corporation Class B Common Stock, respectively. Additionally, at the closing of the Skydance Transactions, all outstanding Paramount Global RSU awards and PSU awards were converted to Paramount Skydance Corporation
RSU awards.
The Skydance Transactions included a cash-stock election offered to holders of Paramount Global common stock pursuant to which (a) shares of Paramount Global Class A Common Stock held by stockholders other than NAI or its subsidiaries were converted, at the stockholders’ election, into the right to receive either the Class A Cash
Consideration or the Class A Stock Consideration and (b) shares of Paramount Global Class B Common Stock held by stockholders other than NAI or its subsidiaries, the NAI Equity Investors and certain other affiliates of investors in Skydance Media were converted, at the stockholders’ election, into the right to receive the Class B Cash
Consideration (subject to proration) or the Class B Stock Consideration. The elections resulted in cash settlement of 7.2 million shares of Paramount Global Class A Common Stock at a price of $23.00 per share and cash settlement of 285.9 million shares of Paramount Global Class B Common Stock at a price of $15.00 per share for which holders of the shares elected to receive the Class A Cash Consideration and Class B Cash Consideration,
respectively. In addition, holders of 2.0 million shares of Paramount Global Class A Common Stock elected to receive the Class A Stock Consideration or made no election, and as such received shares of Paramount Skydance
Corporation Class B Common Stock at a conversion rate of 1.5333, resulting in the issuance of 3.1 million shares of Paramount Skydance Corporation Class B Common Stock. Elections made for the Class B Cash Consideration were subject to a proration mechanism. Shares of Paramount Global Class B Common Stock for which elections to receive Class B Cash Consideration were not made or were validly revoked remained issued and outstanding as one share of Paramount Skydance Corporation Class B Common Stock. Shares of Paramount Global Class A
Common Stock and Paramount Global Class B Common Stock were cancelled and ceased to exist upon completion of the Skydance Transactions.
The cash elections were funded by $4.45 billion of the Skydance Transactions PIPE proceeds, and the remaining
$1.52 billion was provided to the Company. In exchange for these proceeds, the NAI Equity Investors and certain other affiliates of investors in Skydance Media received 400 million newly issued shares of Paramount Skydance
Corporation Class B Common Stock for a purchase price of $15.00 per share, and the NAI Equity Investors also received the Skydance Transactions Warrants for the purchase of 200 million shares of Paramount Skydance
Corporation Class B Common Stock at an initial exercise price of $30.50 per share (subject to customary anti-
dilution adjustments), which expire five years after issuance.

SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions, except per share amounts)
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

(in millions)	Class A	Class B
Each share of Paramount Global Class A Common Stock converted to one share of Paramount Skydance Corporation Class A Common Stock	40.7
Each share of Paramount Global Class B Common Stock converted to one share of Paramount Skydance Corporation Class B Common Stock		633.6
Issuance of Paramount Skydance Corporation Class B Common Stock to the NAI Equity Investors and certain other affiliates of investors in Skydance Media in exchange for proceeds from the PIPE		400.0
Cancellation of cash-settled Class A Common Stock	(7.2)
Cancellation of cash-settled Class B Common Stock		(285.9)
Conversion of one share of stock-settled Class A Common Stock to 1.5333 shares of Class B Common Stock	(2.0)	3.1
Issuance of Paramount Skydance Corporation Class B Common Stock to holders of Skydance Membership Units and Skydance Phantom Unit awards		313.8
Total share issuance, net of cancellations	(9.2)	431.0
Total shares of Paramount Skydance Corporation Class A and Class B Common Stock issued and outstanding after the Skydance Transactions on August 7, 2025	31.5	1,064.6
Common Stock Dividends
The following table presents dividends declared per share and total dividends for Skydance Corporation Class A and B Common Stock for the Successor periods and Paramount Global’s Class A and Class B Common Stock for
the Predecessor periods.

	Successor		Predecessor	Successor		Predecessor
	Three Months Ended September 30,	Period From August 7 - September 30,	Period From July 1 - August 6,	Nine Months Ended September 30,	Period From August 7 - September 30,	Period From January 1 - August 6,
	2026	2025	2025	2026	2025	2025
Class A and Class B Common Stock
Dividends declared per common share	$.05	$.05	n/a	$.15	$.05	$.10

Total common stock dividends	$60	$58	n/a	$179	$58	$70

SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions, except per share amounts)
Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in the components of accumulated other comprehensive income
(loss).

(Successor)	Cumulative Translation Adjustments	Net Actuarial Gain and Prior Service Cost	Cash Flow Hedges	Accumulated Other Comprehensive Income
At December 31, 2025	$40	$19	$—	$59
Other comprehensive income (loss) before reclassifications	(27)	—	78	51
At September 30, 2026	$13	$19	$78	$110

	Cumulative Translation Adjustments	Net Actuarial Loss and Prior Service Cost		Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
At December 31, 2024 (Predecessor)	$(670)	$(947)		$13	$(1,604)
Other comprehensive income before reclassifications	111	—		4	115
Reclassifications to net earnings	—	25	(a)	—	25
Other comprehensive income	111	25		4	140
At August 6, 2025 (Predecessor)	$(559)	$(922)		$17	$(1,464)
Adjustments to Paramount Global’s basis	559	922		(17)	1,464
At August 7, 2025 (Successor)	$—	$—		$—	$—
Other comprehensive income (loss) before reclassifications	26	—		(1)	25
Other comprehensive income (loss)	26	—		(1)	25
At September 30, 2025 (Successor)	$26	$—		$(1)	$25
(a) Reflects amortization of net actuarial losses (see Note 13).
The cash flow hedges included in other comprehensive income (loss) are net of a tax expense of $27 million for the nine months ended September 30, 2026 (Successor) and tax expense of $2 million for the period from January 1 -
August 6, 2025 (Predecessor). The net actuarial loss and prior service cost related to pension and other postretirement benefit plans included in other comprehensive income (loss) is net of a tax benefit of $8 million for the period from January 1 - August 6, 2025 (Predecessor).

SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions, except per share amounts)
12) INCOME TAXES
The income tax provision represents federal, state and local, and foreign taxes on earnings before income taxes and equity in loss of investee companies. For the three and nine months ended September 30, 2026 (Successor), we recorded a provision for income taxes of $464 million and $739 million, reflecting an effective income tax rate of
74.1% and 59.9%, respectively. Included in the provision for income taxes are the following items identified as affecting the comparability of our results, which in aggregate increased our effective income tax rate by 47.3 percentage points and 29.1 percentage points for their respective periods.

	Impact from Items Affecting Comparability
	Successor
	Three Months Ended September 30, 2026		Nine Months Ended September 30, 2026
	Earnings (Loss) Before Income Taxes	Benefit from (Provision for) Income Taxes	Earnings (Loss) Before Income Taxes	Benefit from (Provision for) Income Taxes
Restructuring charges (Note 5)	$(89)	$21	$(124)	$26
Transaction-related items (Note 5)	$(98)	$8	$(354)	$29
Net discrete tax provision (a)	n/a	$(275)	n/a	$(267)
n/a - not applicable
(a) Primarily attributable to the establishment of a reserve for uncertain tax positions discussed below.
On July 10, 2026, the Company received Notices of Proposed Adjustment (“NOPAs”) from the Internal Revenue
Service (“IRS”) for legacy Viacom Inc.’s 2017, 2018, and 2019 tax years regarding the tax treatment of certain transactions between our subsidiaries.  The Company disagrees with the proposed adjustments and is contesting the NOPAs through the IRS’ administrative appeals process and, if necessary, through judicial proceedings.
While the uncertain tax position meets the more-likely-than-not recognition threshold, in applying the measurement assessment, the Company currently believes that a portion of the benefit may not be realized upon settlement and has recorded a reserve during the third quarter of 2026 for this item.
Our reserve for uncertain tax positions of $613 million at September 30, 2026 includes $537 million which would affect our effective income tax rate, if and when recognized in future years. Liabilities for accrued interest and penalties totaling $254 million as of September 30, 2026 are included within “Other current liabilities” and
“Other liabilities” on the Consolidated Balance Sheets.
For the period from August 7 - September 30, 2025 (Successor), we recorded a provision for income taxes of $85 million and for the periods from  July 1 - August 6, 2025 and January 1 - August 6, 2025 (Predecessor), we
recorded a benefit from income taxes of $229 million and $79 million, respectively. The provision for income taxes in the 2025 Successor period reflects the timing of foreign inclusions and foreign-derived intangible income deductions between the Successor and Predecessor periods. The benefit from income taxes for the 2025
Predecessor periods reflects the tax impact of earnings attributable to noncontrolling interests, the timing of foreign inclusions between the Successor and Predecessor periods, and the tax benefit on the foreign-derived intangible income deduction.

SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions, except per share amounts)
Three Months Ended September 30, 2025

	Impact from Items Affecting Comparability
	Successor		Predecessor
	Period From August 7 - September 30,		Period From July 1 - August 6,
	2025		2025
	Earnings (Loss) Before Income Taxes	Benefit from (Provision for) Income Taxes	Earnings (Loss) Before Income Taxes	Benefit from (Provision for) Income Taxes
Restructuring charges (Note 5)	$(185)	$30	$(13)	$3
Transaction-related items (Note 5)	$—	$—	$(175)	$30
Net discrete tax benefit (a)	n/a	$4	n/a	$73
n/a - not applicable
Nine Months Ended September 30, 2025

	Impact from Items Affecting Comparability
	Successor		Predecessor
	Period From August 7 - September 30,		Period From January 1 - August 6,
	2025		2025
	Earnings (Loss) Before Income Taxes	Benefit from (Provision for) Income Taxes	Earnings (Loss) Before Income Taxes	Benefit from (Provision for) Income Taxes
Restructuring charges (Note 5)	$(185)	$30	$(255)	$61
Transaction-related items (Note 5)	$—	$—	$(199)	$31
Impairment charges (Note 16)	$—	$—	$(157)	$39
Gain from dispositions	$—	$—	$35	$(2)
Net discrete tax benefit (a)	n/a	$4	n/a	$64
n/a - not applicable
(a) On July 4, 2025, the U.S. government enacted tax legislation, which included the extension of certain expired or expiring tax provisions, including a favorable change to the interest deduction limitation, and modifications to certain international tax provisions.
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

SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions, except per share amounts)
13) PENSION AND OTHER POSTRETIREMENT BENEFITS
The following tables present the components of net periodic cost for our pension and postretirement benefit plans.
The service cost component of net periodic cost is presented on the Consolidated Statements of Operations within operating income, and all other components of net periodic cost are included within “Other items, net.”

	Pension Benefits			Postretirement Benefits
	Successor		Predecessor	Successor		Predecessor
	Three Months Ended September 30,	Period From August 7 - September 30,	Period From July 1 - August 6,	Three Months Ended September 30,	Period From August 7 - September 30,	Period From July 1 - August 6,
	2026	2025	2025	2026	2025	2025
Components of net periodic cost (a):
Service cost	$—	$—	$—	$—	$—	$1
Interest cost	50	30	21	2	1	—
Expected return on plan assets	(35)	(19)	(13)	—	—	—
Amortization of actuarial loss (gain) (b)	—	—	7	—	—	(2)
Net periodic cost	$15	$11	$15	$2	$1	$(1)

	Pension Benefits			Postretirement Benefits
	Successor		Predecessor	Successor		Predecessor
	Nine Months Ended September 30,	Period From August 7 - September 30,	Period From January 1 - August 6,	Nine Months Ended September 30,	Period From August 7 - September 30,	Period From January 1 - August 6,
	2026	2025	2025	2026	2025	2025
Components of net periodic cost (a):
Service cost	$—	$—	$—	$—	$—	$1
Interest cost	150	30	120	6	1	5
Expected return on plan assets	(105)	(19)	(77)	—	—	—
Amortization of actuarial loss (gain) (b)	—	—	44	—	—	(11)
Net periodic cost	$45	$11	$87	$6	$1	$(5)
(a) Amounts reflect our domestic plans only.
(b) Reflects amounts reclassified from accumulated other comprehensive loss to net earnings (loss).
14) SEGMENT INFORMATION
The tables below set forth our financial information by reportable segment that is regularly reviewed by the
Company’s chief operating decision maker (“CODM”) as of and for the periods ended September 30, 2026, who is the Company’s President, Andrew Brandon-Gordon. Beginning in 2026, we transitioned our reporting structure into three new segments: Studios, Direct-to-Consumer, and TV Media. Under the new segment structure, our
Studios segment reflects the combination of the historical Filmed Entertainment segment with the historical TV
Media studio operations, consolidating our content creation activities. Additionally, our premium cable channel,
Paramount+ with Showtime, which was previously under the TV Media segment, is now managed under the

SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions, except per share amounts)
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
•Direct-to-Consumer—Our Direct-to-Consumer segment consists of our portfolio of domestic and international pay and free streaming services, including Paramount+ and Pluto TV, as well as our domestic premium cable network, Paramount+ with Showtime. For the Predecessor period, the Direct-to-Consumer segment excluded Paramount+ with Showtime. During the second quarter of 2026, we integrated BET+
into Paramount+.
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
In the first quarter of 2026, we also renamed our primary measure of profit and loss for our operating segments from Adjusted OIBDA to Adjusted EBITDA. Although these measures have different starting points, as we define them, they produce the same result. We define Adjusted EBITDA as net earnings (loss) attributable to Parent before interest expense and income; provision for (benefit from) income taxes; other items; equity in earnings
(loss) of investee companies, net of tax; and depreciation and amortization, adjusted to exclude stock-based compensation expense and certain items identified as affecting comparability that are not part of our normal operations. We define Adjusted OIBDA as operating income before depreciation and amortization, adjusted to exclude stock-based compensation expense and the same items identified as affecting comparability. This change was made to align with the measure our management, including the CODM, began using in 2026, including for planning and forecasting of future periods, evaluating the operating performance of our segments, and making decisions about resource allocation. The items identified as affecting comparability that are excluded in both measures include programming charges, impairment charges, restructuring charges, transaction-related items, other corporate matters, and gain (loss) on dispositions, each where applicable. Stock-based compensation is a noncash expense that management does not consider to be part of our underlying operating performance and is also excluded in both measures.

SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions, except per share amounts)
We do not disclose our assets by segment because they are not regularly provided to the CODM and are not used to evaluate our operating performance or in determining the allocation of resources.

Successor			Predecessor
	Three Months Ended September 30,	Period From August 7 - September 30,		Period From July 1 - August 6,
	2026	2025		2025
Revenues:			Revenues:
Studios			Filmed Entertainment
Theatrical	$112	$39	Theatrical	$73
Licensing and other	1,377	695	Licensing and other	202
Advertising	7	4	Advertising	1
Studios	1,496	738	Filmed Entertainment	276
Direct-to-Consumer			Direct-to-Consumer
Advertising	542	300	Advertising	179
Affiliate and subscription	1,968	1,043	Subscription	704
Licensing	—	1	Licensing	—
Direct-to-Consumer	2,510	1,344	Direct-to-Consumer	883
TV Media			TV Media
Advertising	1,344	977	Advertising	485
Affiliate and subscription	1,553	984	Affiliate and subscription	696
Licensing and other	127	81	Licensing and other	247
TV Media	3,024	2,042	TV Media	1,428
Eliminations	(5)	(3)	Eliminations	(6)
Total Revenues	$7,025	$4,121	Total Revenues	$2,581

SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions, except per share amounts)

Successor			Predecessor
	Nine Months Ended September 30,	Period From August 7 - September 30,		Period From January 1 - August 6,
	2026	2025		2025
Revenues:			Revenues:
Studios			Filmed Entertainment
Theatrical	$402	$39	Theatrical	$475
Licensing and other	3,676	695	Licensing and other	1,112
Advertising	15	4	Advertising	6
Studios	4,093	738	Filmed Entertainment	1,593
Direct-to-Consumer			Direct-to-Consumer
Advertising	1,594	300	Advertising	1,146
Affiliate and subscription	5,788	1,043	Subscription	3,940
Licensing	—	1	Licensing	1
Direct-to-Consumer	7,382	1,344	Direct-to-Consumer	5,087
TV Media			TV Media
Advertising	4,685	977	Advertising	4,180
Affiliate and subscription	4,754	984	Affiliate and subscription	4,302
Licensing and other	379	81	Licensing and other	1,495
TV Media	9,818	2,042	TV Media	9,977
Eliminations	(8)	(3)	Eliminations	(35)
Total Revenues	$21,285	$4,121	Total Revenues	$16,622
For content licensed between segments, costs are allocated across segments based on the relative value of the distribution windows within each segment; accordingly, no intersegment licensing revenues or profits are recorded by the licensor segment. Under our previous segment presentation, revenues generated between segments were principally from intersegment arrangements for the distribution of content, rental of studio space, and advertising, as well as licensing revenues earned from third parties who license our content to our internal platforms either through a sub-license or co-production arrangement. These transactions were recorded at market value as if the sales were to third parties and eliminated in consolidation. Under our new segment presentation, intersegment revenues are comprised of advertising revenues and licensing revenues earned from third parties who license our content to our internal platforms through sub‑licensing or co‑production arrangements. For the three and nine months ended September 30, 2026 and the 2025 Successor period of August 7 – September 30, 2025, intercompany revenues were all earned by the Studios segment. The table below presents intercompany revenue by segment for the 2025 Predecessor periods.

	Predecessor
	Period From July 1 - August 6,	Period From January 1 - August 6,
	2025	2025
Intercompany Revenues:
TV Media	$3	$20
Filmed Entertainment	3	15
Total Intercompany Revenues	$6	$35

SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions, except per share amounts)

Successor			Predecessor
	Three Months Ended September 30,	Period From August 7 - September 30,			Period From July 1 - August 6,
	2026	2025			2025
Studios				Filmed Entertainment
Revenues	$1,496	$738		Revenues	$276

Content costs	977	540		Content costs	131
Advertising and marketing	187	57		Advertising and marketing	106
Other (a)	203	120		Other (a)	75
Total segment expenses	1,367	717		Total segment expenses	312

Studios Adjusted EBITDA	129	21		Filmed Entertainment Adjusted OIBDA	(36)
Direct-to-Consumer				Direct-to-Consumer
Revenues	2,510	1,344		Revenues	883

Content costs	1,320	546		Content costs	412
Advertising and marketing	312	160		Advertising and marketing	114
Other (b)	653	329		Other (b)	252
Total segment expenses	2,285	1,035		Total segment expenses	778

Direct-to-Consumer Adjusted EBITDA	225	309		Direct-to-Consumer Adjusted OIBDA	105
TV Media				TV Media
Revenues	3,024	2,042		Revenues	1,428

Content costs	1,115	903		Content costs	657
Advertising and marketing	73	52		Advertising and marketing	59
Other (c)	808	527		Other (c)	430
Total segment expenses	1,996	1,482		Total segment expenses	1,146

TV Media Adjusted EBITDA	1,028	560		TV Media Adjusted OIBDA	282
Corporate/Eliminations	(382)	(206)		Corporate/Eliminations	(38)
Stock-based compensation (d)	(74)	(29)		Stock-based compensation (d)	(16)
Depreciation and amortization	(371)	(226)		Depreciation and amortization	(29)
Restructuring and transaction-related items (d)	(187)	(185)		Restructuring and transaction-related items (d)	(188)
Operating income	368	244		Operating income	80
Interest expense	(260)	(138)		Interest expense	(85)
Interest income	31	24		Interest income	13
Net gain on derivatives	514	—		Net gain on derivatives	—
Other items, net	(27)	(8)		Other items, net	(16)
Earnings before income taxes and equity in loss of investee companies	626	122		Earnings before income taxes and equity in loss of investee companies	(8)
Provision for income taxes	(464)	(85)		Benefit from income taxes	229
Equity in loss of investee companies, net of tax	(64)	(33)		Equity in loss of investee companies, net of tax	(31)
Net earnings (Parent and noncontrolling interests)	98	4		Net earnings (Parent and noncontrolling interests)	190
Net earnings attributable to noncontrolling interests	(25)	(17)		Net earnings attributable to noncontrolling interests	(434)
Net earnings (loss) attributable to Parent	$73	$(13)		Net loss attributable to Parent	$(244)

SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions, except per share amounts)

Successor			Predecessor
	Nine Months Ended September 30,	Period From August 7 - September 30,			Period From January 1 - August 6,
	2026	2025			2025
Studios				Filmed Entertainment
Revenues	$4,093	$738		Revenues	$1,593

Content costs	2,719	540		Content costs	846
Advertising and marketing	430	57		Advertising and marketing	417
Other (a)	615	120		Other (a)	430
Total segment expenses	3,764	717		Total segment expenses	1,693

Studios Adjusted EBITDA	329	21		Filmed Entertainment Adjusted OIBDA	(100)
Direct-to-Consumer				Direct-to-Consumer
Revenues	7,382	1,344		Revenues	5,087

Content costs	3,727	546		Content costs	2,712
Advertising and marketing	943	160		Advertising and marketing	749
Other (b)	1,870	329		Other (b)	1,473
Total segment expenses	6,540	1,035		Total segment expenses	4,934

Direct-to-Consumer Adjusted EBITDA	842	309		Direct-to-Consumer Adjusted OIBDA	153
TV Media				TV Media
Revenues	9,818	2,042		Revenues	9,977

Content costs	4,019	903		Content costs	4,956
Advertising and marketing	219	52		Advertising and marketing	328
Other (c)	2,434	527		Other (c)	2,626
Total segment expenses	6,672	1,482		Total segment expenses	7,910

TV Media Adjusted EBITDA	3,146	560		TV Media Adjusted OIBDA	2,067
Corporate/Eliminations	(1,057)	(206)		Corporate/Eliminations	(212)
Stock-based compensation (d)	(226)	(29)		Stock-based compensation (d)	(99)
Depreciation and amortization	(1,097)	(226)		Depreciation and amortization	(204)
Impairment charges	—	—		Impairment charges	(157)
Restructuring and transaction-related items (d)	(478)	(185)		Restructuring and transaction-related items (d)	(454)
Gain on dispositions	—	—		Gain on dispositions	35
Operating income	1,459	244		Operating income	1,029
Interest expense	(753)	(138)		Interest expense	(516)
Interest income	98	24		Interest income	83
Net gain on derivatives	502	—		Net gain on derivatives	—
Other items, net	(73)	(8)		Other items, net	(92)
Earnings before income taxes and equity in loss of investee companies	1,233	122		Earnings before income taxes and equity in loss of investee companies	504
Provision for income taxes	(739)	(85)		Benefit from income taxes	79
Equity in loss of investee companies, net of tax	(180)	(33)		Equity in loss of investee companies, net of tax	(171)
Net earnings (Parent and noncontrolling interests)	314	4		Net earnings (Parent and noncontrolling interests)	412
Net earnings attributable to noncontrolling interests	(32)	(17)		Net earnings attributable to noncontrolling interests	(447)
Net earnings (loss) attributable to Parent	$282	$(13)		Net loss attributable to Parent	$(35)

SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions, except per share amounts)
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
(d) For the Successor periods for the three and nine months ended September 30, 2026 and August 7 - September 30, 2025, stock-
based compensation expense of $27 million, $36 million and $30 million, respectively, is included in “Restructuring and transaction-related items.” For the Predecessor periods from July 1 - August 6, 2025 and January 1 - August 6, 2025, stock-based compensation expense of $10 million and $14 million, respectively, is included in “Restructuring and transaction-related items.”
15) COMMITMENTS AND CONTINGENCIES
Guarantees
Letters of Credit and Surety Bonds
At September 30, 2026, we had outstanding letters of credit and surety bonds of $711 million that were not recorded on the Consolidated Balance Sheet, including $454 million issued under a $1.9 billion standby letter of credit facility. In accordance with the contractual requirements of one of our commitments, the letter of credit outstanding under this facility increases and decreases consistent with the related contractual commitment. Letters of credit and surety bonds are primarily used as security against non-performance in the normal course of business under contractual requirements of certain of our commitments. The standby letter of credit facility, which matures in May 2027, contains customary representations and warranties and covenants substantively similar to the credit facilities under the Pro Rata Credit Agreement, including the same principal financial covenant (see Note 8), and is secured on a first lien basis by the same collateral as the Pro Rata Credit Agreement effective at closing of the
WBD Merger.
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

SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions, except per share amounts)
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
Litigation Relating to the WBD Merger
In April 2026, Pamela Faust, together with four other consumers of streaming, cable television, news media, and theatrical entertainment programming, filed a private antitrust action in the U.S. District Court for the Northern
District of California against the Company and Skydance Media relating to the WBD Merger. The complaint sought to block the WBD Merger, among other relief. In May 2026, the plaintiffs filed a motion for a preliminary injunction to enjoin the WBD Merger pending a trial on the merits. In June 2026, we filed a motion to dismiss and an opposition to the plaintiffs’ motion for a preliminary injunction. A hearing took place in July 2026 on the plaintiffs’ motion for a preliminary injunction and our motion to dismiss. The Court denied the plaintiffs’ motion for a preliminary injunction and in August 2026 granted our motion to dismiss. In August 2026, the plaintiffs filed an amended complaint, which we moved to dismiss the same month. In September 2026, the plaintiffs filed a second motion for a temporary restraining order, which we opposed, and the Court denied on September 30, 2026.
The plaintiffs moved for injunctive relief before the U.S. Court of Appeals for the Ninth Circuit and that request was denied. Faust also filed a petition for a writ of certiorari with the U.S. Supreme Court related to the injunctive relief, which was also denied. On October 16, 2026, the plaintiffs filed a motion for preliminary injunction seeking separate operation and preservation of acquired assets. On October 21, 2026, the Court held a hearing on our motion to dismiss the amended complaint, which the Court granted later that day. On October 28, 2026, we filed an opposition to the plaintiffs’ motion for preliminary injunction seeking separate operation and preservation of acquired assets. On November 2, 2026, the Court denied the plaintiffs’ motion for a preliminary injunction.
In July 2026, twelve states (California, Arizona, Colorado, Connecticut, Massachusetts, Minnesota, Nevada, New
Jersey, New Mexico, New York, Oregon and Washington) filed an antitrust action in the U.S. District Court for the
Northern District of California against the Company and WBD relating to the WBD Merger. The complaint sought to block the WBD Merger, among other relief. On July 13, 2026, the plaintiff-states filed a motion for a temporary restraining order and to show cause why a preliminary injunction should not issue. We filed our opposition on July
16, 2026, and the Court held a hearing on the plaintiff-states’ motion on July 17, 2026. On July 20, 2026, the Court granted the motion for a temporary restraining order and set a briefing schedule for the preliminary injunction. On
July 22, 2026, we filed a motion seeking a three-day evidentiary hearing for the preliminary injunction during the week of August 17 or August 24 and to amend the briefing schedule. On July 23, 2026, the plaintiff-states informed the Court that they would not file their preliminary injunction motion that day, and that the filing timeline would depend on the outcome of further discussions with the defendants. On July 24, 2026, the plaintiff-states, the
WGA plaintiffs (described below), and defendants entered a stipulation agreeing that the WBD Merger will not close, and defendants will not take any steps to integrate their operations, until the earlier of (1) five days after a merits determination in these actions or (2) June 1, 2027. The parties also cancelled the briefing schedule and the
August 3, 2026 hearing on the plaintiff-states’ preliminary injunction motion and agreed to file a joint trial-
scheduling statement by July 31, 2026. The Court granted the stipulation the same day. On July 31, 2026, the parties, together with the WGA plaintiffs, filed a joint scheduling statement. On August 4, 2026, the Court entered an order for a single 12-day trial beginning March 2, 2027 and ending March 19, 2027 covering both the plaintiff-
states’ and WGA plaintiffs’ cases. On September 21, 2026, the plaintiff-states, the Company, and WBD filed a

SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions, except per share amounts)
proposed consent decree with the Court that would resolve the plaintiff-states’ claims. The Court held a hearing regarding the proposed consent decree and on September 30, 2026, entered the proposed consent decree and dissolved its July 24, 2026 order that barred the WBD Merger from closing.
In July 2026, the Writers Guild of America, West, Inc., and Writers Guild of America, East, Inc. (collectively, the
“WGA”) filed a private antitrust action in the U.S. District Court for the Northern District of California against the
Company and WBD relating to the WBD Merger. The complaint sought to block the WBD Merger, among other relief. On July 17, 2026, the case was reassigned to Judge Araceli Martinez-Olguin from Magistrate Judge Peter H.
Kang. On July 21, 2026, the plaintiffs filed a motion for a preliminary injunction and a motion to expedite the preliminary injunction briefing schedule. On July 22, 2026, we filed an opposition to the motion to expedite. On
July 23, 2026, the plaintiffs filed a reply to the motion to expedite. That same day, the Court issued an order aligning the briefing schedule on the motions for preliminary injunction in both the state and the WGA actions, extending the temporary restraining order to August 17, 2026. On July 24, 2026, the plaintiff-states, the WGA plaintiffs, and the defendants entered a stipulation agreeing that the WBD Merger will not close, and defendants will not take any steps to integrate their operations as described above. The stipulation also provides that the WGA plaintiffs will withdraw their preliminary injunction motion and that the parties will file a joint trial-scheduling statement by July 31, 2026. The Court granted the stipulation the same day. As described above, on August 4,
2026, the Court entered an order for a single 12-day trial beginning March 2, 2027 and ending March 19, 2027 covering both the plaintiff-states’ and WGA plaintiffs’ cases. On September 21, 2026, the WGA, the Company, and WBD announced that they had entered into a settlement agreement resolving the WGA’s claims and filed a voluntary dismissal of the WGA’s claims with prejudice. On September 30, 2026, the Court dissolved its July 24,
2026 order that barred the WBD Merger from closing.
In July 2026, Paul Robbins, a Skydance stockholder, filed a derivative lawsuit in the Delaware Court of Chancery against certain of our officers and directors, alleging that they breached their fiduciary duty of loyalty in pursuit of the Company’s acquisition of WBD. The plaintiff sought to enjoin the WBD Merger and monetary damages, among other relief, and asked the Court to expedite the proceedings to allow him to seek an injunction. In August
2026, the plaintiff filed an amended complaint and again asked the Court to expedite the proceedings. The defendants opposed expedition in August 2026, and the plaintiff replied on September 1, 2026. On September 3,
2026, the Court held oral argument on the plaintiff’s motion to expedite. Following the argument, the Court denied the plaintiff’s motion to expedite. On September 21, 2026, the plaintiff filed a notice and request to voluntarily dismiss the action without prejudice. The Court granted the requested dismissal without prejudice the same day.
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
Susan Schuman, Skydance Media and David Ellison (the “Baker Action”). The complaint alleges breaches of fiduciary duties to Paramount Global Class B stockholders in connection with the negotiation and approval of the
Transaction Agreement, among other claims, and seeks unspecified damages, costs and expenses, as well as other relief. In November 2024, the Court granted the parties’ stipulation in the Baker Action to (i) postpone briefing on the motions to dismiss until the filing or designation of an operative complaint following resolution of the plaintiff’s motion to appoint him and the Baerlocher Family Trust, a purported holder of Paramount Global Class B
Common Stock, as co-lead plaintiffs and Berger Montague PC as interim class counsel (the “Baker Leadership

SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions, except per share amounts)
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
In February 2025, the Court granted an implementing order returning the 220 Action to the magistrate judge for further proceedings on the scope of production. In March 2025, the Court granted our application for certification of interlocutory appeal to the Delaware Supreme Court, which was accepted in April 2025. In March 2026, the
Delaware Supreme Court affirmed the trial court’s decision and remanded the case for further proceedings. The parties submitted supplemental briefs to the Court in June 2026 and submitted reply supplemental briefs in July
2026 concerning the appropriate scope of further inspection. In August 2026, the parties reached an agreement concerning the review and production of certain documents to resolve all outstanding disputes between the parties regarding the inspection. In November 2026, the parties entered a stipulation of dismissal.
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
Additionally, in August 2024, LiveVideo.AI Corp. filed a lawsuit in the U.S. District Court for the Southern
District of New York against Shari E. Redstone, NAI, Christine Varney and Monica Seligman, alleging that the defendants did not fairly consider its offer to purchase Paramount Global. The complaint asserts claims for unfair competition, tortious interference, unjust enrichment and aiding and abetting breach of fiduciary duty, among others, and seeks unspecified monetary damages, costs and other relief. The defendants were never served. The parties exchanged several filings related to service and default. In August 2025, the magistrate judge issued a
Report and Recommendation recommending that the case be dismissed and that the Court impose $10,000 in monetary sanctions against LiveVideo.AI Corp. In September 2025, the district judge adopted the report in full, dismissed the case, imposed the sanctions, and enjoined LiveVideo.AI Corp. from filing any further lawsuits in any federal district court arising out of the Skydance Transactions. LiveVideo.AI Corp. filed a notice of appeal in
November 2025, and in April 2026, the appeal was dismissed. In April 2026, LiveVideo.AI Corp. moved to reinstate the appeal, and in May 2026, the Court denied the motion. LiveVideo.AI Corp. again moved to reinstate the appeal in June 2026. In June 2026, following briefing, the Court granted defendants’ motion for sanctions against LiveVideo.AI Corp. and its counsel. LiveVideo.AI Corp. filed a notice of appeal in July 2026.

SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions, except per share amounts)
LiveVideo.AI Corp. filed its brief in October 2026, and in November 2026, NAI requested a deadline to file its opening brief in January 2027.
In August 2025, Gabelli Value 25 Fund Inc. (“Gabelli”) filed a putative class action complaint in the Court of
Chancery of the State of Delaware against Barbara M. Byrne, Linda M. Griego, Judith A. McHale, Charles E.
Phillips, Jr., Susan Schuman, Harbor Lights Entertainment, Inc. (f/k/a National Amusements, Inc.) and Shari E.
Redstone (the “NAI Defendants”), and Skydance Media, LLC and RB Tentpole LP (the “Skydance Defendants”),
alleging breach of fiduciary duty against all defendants and unjust enrichment against the NAI Defendants (the
“Gabelli Action”). Gabelli seeks a declaratory judgment, damages, including rescissory damages and/or quasi-
appraisal damages, disgorgement of NAI’s profits, fees and costs, and pre- and post-judgment interest. In
September 2025, the Skydance Defendants filed placeholder motions to dismiss, and Gabelli filed a motion to be appointed as interim lead plaintiff representing former minority holders of Paramount Global Class A Common
Stock (the “Gabelli Class A Leadership Motion”). In October 2025, counsel for Gabelli filed a letter with the Court indicating that no competing motions or objections to the Gabelli Class A Leadership Motion were filed and proposed that the Court appoint Gabelli as lead plaintiff. In November 2025, the Court granted the Gabelli Class A
Leadership Motion and appointed Gabelli as lead plaintiff to prosecute the claims on behalf of the Class A minority stockholders. Defendants moved to stay discovery pending resolution of any filed and forthcoming motions to dismiss, and in February 2026, the Court granted defendants’ motion to stay discovery.
In February 2025, New York City Employees’ Retirement System, the New York City Fire Department Pension
Fund, the New York City Police Pension Fund, the New York City Board of Education Retirement System, and the
Teachers’ Retirement System of the City of New York, purported holders of Paramount Global Class B Common
Stock and Class A Common Stock, filed a putative class action lawsuit in the Court of Chancery of the State of
Delaware against Barbara M. Byrne, Linda M. Griego, Judith A. McHale and Susan Schuman, alleging breaches of fiduciary duties for their alleged failure to sufficiently consider an alternative offer that the plaintiffs claimed was superior to the Skydance Transactions (the “NYCERS Action”). The plaintiffs argue that the no-shop provision in the Transaction Agreement should be declared invalid and unenforceable because it prevented the parties from engaging in further deal discussions and negotiations with companies other than Skydance Media, including, specifically, Project Rise Partners, after the no-shop period began. The plaintiffs further assert that the Court has the power to invalidate this provision because Skydance Media allegedly aided and abetted NAI’s and Shari E.
Redstone’s breach of fiduciary duties, including by agreeing to indemnify Shari E. Redstone (through Skydance
Media’s separate agreement with NAI) for any breach of fiduciary duty claims arising out of the Skydance
Transactions up to a certain amount. Skydance Media, NAI, Shari E. Redstone and Paramount Global were not named as defendants in the original complaint. The NYCERS Action originally sought, among other forms of relief, an order from the Court enjoining the closing of the Skydance Transactions until the Court reached a final resolution on the plaintiffs’ claims and an order compelling the special committee of Paramount Global’s Board of
Directors to evaluate Project Rise Partners’ alternative offer to, among other things, acquire Paramount Global
Class A Common Stock for $23.00 per share and Paramount Global Class B Common Stock for $19.00 per share.
Project Rise Partners’ offer was made after the go-shop period in the Transaction Agreement had ended. The plaintiffs filed a motion for expedited proceedings along with their complaint. In February 2025, the plaintiffs moved to join Paramount Global, Skydance Media, Shari E. Redstone, NAI and various other entities named in the
Transaction Agreement as necessary parties to the litigation and moved for a temporary restraining order preventing the closing of the Skydance Transactions until the Court considered the plaintiffs’ anticipated motion for injunctive relief following expedited discovery. In March 2025, the Court allowed plaintiffs to amend the complaint to add Paramount Global, Skydance Media, Shari E. Redstone, NAI and the various other entities as defendants. The amended complaint seeks compensatory damages. The parties reached an agreement to withdraw the plaintiffs’ request for expedition and their application for injunctive relief in exchange for targeted discovery from certain of the defendants and third parties.

SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions, except per share amounts)
In April 2026, the Court held a status conference in the Baker Action, the NYCERS Action and the Gabelli Action,
at which the Court indicated a preference for coordinating the Class A and Class B stockholder actions and for providing Class A stockholders discovery equivalent to that provided to Class B stockholders. It directed the parties to submit a proposed scheduling order governing, among other things, the filing of plenary complaints and the appointment of Class B leadership. In July 2026, following another status conference, the Court entered an order consolidating the Baker Action and the NYCERS Action (the “Class B Action”).
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
In the Class B Action, two plenary complaints were filed in October 2026. The first complaint was brought by
Laborers’ and Retirement Board Employees’ Annuity and Benefit Fund of Chicago, Gary Mendelsohn,
Metropolitan Water Reclamation District Retirement Fund, Park Employees’ Annuity and Benefit Fund of
Chicago, State of Rhode Island Office of the General Treasurer, on behalf of the Employees’ Retirement System of
Rhode Island, and Frank Lupacchino. The complaint asserts class action claims for (1) breach of fiduciary duty against NAI and Shari E. Redstone, (2) breach of fiduciary duty against Shari E. Redstone as director of Paramount
Global, and (3) aiding and abetting breaches of fiduciary duty against Skydance Media, LLC, David Ellison, and
RB Tentpole LP. Plaintiffs seek judgment in their favor, equitable relief, damages, and costs. The second complaint was brought by New York City Employees’ Retirement System, the New York City Fire Department
Pension Fund, the New York City Police Pension Fund, the New York City Deferred Compensation Plan, and the
Teachers’ Retirement System of the City of New York Variable Annuity Funds. The complaint asserts class action claims for (1) breach of fiduciary duty against NAI and Shari E. Redstone as controlling stockholders of
Paramount Global, (2) breach of fiduciary duty against Shari E. Redstone as director of Paramount Global, (3)
breach of fiduciary duty against Barbara M. Byrne, Linda M. Griego, Judith A. McHale, Charles E. Phillips, Jr.,
and Susan Schuman, and (4) aiding and abetting breach of fiduciary duty against David Ellison, Lawrence J.
Ellison, Pinnacle Media Ventures LLC, Pinnacle Media Ventures II LLC, Pinnacle Media Ventures III LLC, and
RB Tentpole LP. Plaintiffs seek judgment in their favor, damages, and costs. Briefing on leadership applications in the Class B Action will follow in November 2026.
Litigation Relating to Video Streaming Patents
In August 2025, Nokia Technologies Oy filed complaints alleging infringement of patents related to video streaming against the Company in the United States, Brazil, Germany and the Unified Patent Court (“UPC”) in
Europe. In November 2025, the Company filed a rate-setting action against Nokia in the High Court of Justice of
England and Wales (“U.K. Court”). In March 2026, Nokia submitted to the jurisdiction of the U.K. Court and agreed to a mechanism in which the U.K. Court would determine reasonable and non-discriminatory terms for a global license to Nokia’s video patent portfolio, the Company would make a refundable interim payment to Nokia as determined by the U.K. Court, and all parallel litigation involving Nokia’s video patent portfolio would be

SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions, except per share amounts)
withdrawn or dismissed by the parties. The interim payment amount is entirely without prejudice to the amount payable for the license to be determined at trial and is refundable in that if it exceeds the U.K. Court’s final rate determination, then Nokia will refund the difference to the Company with interest. Nokia’s complaints filed in the
United States, Brazil, Germany and the UPC were dismissed without prejudice, and the U.K. Court set the interim payment amount in June 2026. The trial is scheduled for late 2026.
Over the past several years, Nokia Corporation and Nokia Technologies Oy have alleged that WBD is infringing on their portfolio of patents related to the delivery of streaming video. In November 2025, Nokia brought suit against WBD in certain jurisdictions, and WBD and Dplay Entertainment Limited brought suit in other jurisdictions, and filed a rate-setting proceeding in the U.K. Court against Nokia seeking a determination of a reasonable and non-discriminatory royalty rate for a global license to certain Nokia patents, including standard-
essential patents related to the H.264/AVC and H.265/HEVC standards and other non-essential multimedia patents.
In June 2026, the U.K. Court determined that WBD is required to make an interim license payment to Nokia during the pendency of the litigation, which includes refundable and non-refundable components, and trial is currently scheduled for late 2026.
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
Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. We do not report as pending those claims on inactive, stayed, deferred or similar dockets that some jurisdictions have established for claimants who allege minimal or no impairment. As of September 30, 2026, we had pending approximately 16,770 asbestos claims, as compared with approximately 17,490 as of December 31, 2025. During the third quarter of 2026, we received approximately 840 new claims and closed or moved to an inactive docket approximately 2,370 claims.
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

SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions, except per share amounts)
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
Contingent Liabilities Relating to Former Businesses
In connection with recording Paramount Global’s net assets at the Ultimate Parent’s basis, “Other liabilities” was increased to reflect the fair value of Paramount Global’s estimated contingent liabilities for the defense and settlement of asbestos lawsuits as well as claims from federal and state environmental regulatory agencies and other entities asserting liability for environmental cleanup costs and related damages (see Note 3). The estimated fair value of the asbestos-related liability was determined in consultation with a third-party firm with expertise in estimating asbestos liability and represents the estimate of the amount a third party would pay to take on the risk of any asbestos-related future losses.
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
16) SUPPLEMENTAL FINANCIAL INFORMATION
Supplemental Cash Flow Information

	Successor		Predecessor
	Nine Months Ended September 30,	Period From August 7 - September 30,	Period From January 1 - August 6,
	2026	2025	2025
Cash paid for interest	$731	$148	$524

Cash (received) paid for income taxes	$(67)	$11	$201

Noncash additions to operating lease assets	$64	$1	$82
The cash balance on August 6, 2025 (Predecessor) was $2.46 billion. The cash balance on August 7, 2025
(Successor) was $3.85 billion. The difference reflects the proceeds received from the Skydance Transactions PIPE
(see Note 3) and cash received from Skydance Media’s opening balance sheet, offset by cash paid for transaction-
related costs incurred prior to the closing of the Skydance Transactions.
In connection with the closing of the Skydance Transactions, on August 7, 2025 (Successor), borrowings outstanding of $720 million under Skydance Media’s revolving credit facility were repaid in full.

SKYDANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions, except per share amounts)
Lease Income
We enter into operating leases for the use of our owned production facilities and office buildings. Lease payments received under these agreements consist of fixed payments for the rental of space and certain building operating costs, as well as variable payments based on usage of production facilities and services, and escalating costs of building operations. We recorded total lease income, including both fixed and variable amounts, of $7 million and
$23 million for the three and nine months ended September 30, 2026 (Successor), respectively, and $7 million,  $2 million, and $23 million for the periods from August 7 - September 30, 2025 (Successor), July 1 - August 6, 2025
(Predecessor), and January 1 - August 6, 2025 (Predecessor), respectively.
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
(Tabular amounts in millions, except per share amounts)
Management’s discussion and analysis of the results of operations and financial condition of Skydance Corporation should be read in conjunction with the more detailed financial statements and notes thereto included in our Form 8-
K filed with the Securities and Exchange Commission on May 13, 2026, which was filed in order to recast the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 to reflect our new segment presentation.
The NAI Transaction and the Skydance Transactions—On August 7, 2025, pursuant to a purchase and sale agreement dated July 7, 2024, certain affiliates of investors in Skydance Media, LLC (“Skydance Media”), comprised of entities controlled by the Ellison Family (as defined below) and affiliates of RedBird Capital Partners
(collectively the “NAI Equity Investors”), purchased all of the outstanding equity interests of Paramount Global’s controlling stockholder, National Amusements, Inc. (“NAI”) from the shareholders of NAI (the “NAI
Transaction”). Also on August 7, 2025, following the completion of the NAI Transaction and pursuant to the
Transaction Agreement dated as of July 7, 2024, Paramount Global and Skydance Media became wholly-owned subsidiaries of Paramount Skydance Corporation (the transactions contemplated by the Transaction Agreement, the
“Skydance Transactions”). Paramount Skydance Corporation, formerly known as New Pluto Global, Inc., and now known as Skydance Corporation, was formed on June 3, 2024 to consummate the Skydance Transactions and was a wholly-owned direct subsidiary of Paramount Global until, through a series of mergers, it became the holding company of Paramount Global and Skydance Media as part of the Skydance Transactions. See Note 3 to the consolidated financial statements.
Following the closing of the Skydance Transactions and the NAI Transaction, NAI, which was renamed Harbor
Lights Entertainment, Inc., and its subsidiaries hold 100.0% of the Skydance Corporation Class A Common Stock.
Holders of shares of Class A common stock of Skydance Corporation (“Skydance Corporation Class A Common
Stock”) are entitled to one vote per share with respect to all matters on which the holders of Skydance Corporation common stock are entitled to vote. Holders of Skydance Corporation Class B Common Stock do not have voting rights. Accordingly, entities controlled by the Ellison Family (as defined below) indirectly hold approximately
77.5% of Skydance Corporation Class A Common Stock through their collective approximate 77.5% ownership interest in Harbor Lights Entertainment, Inc., and as a result the Ellison Family is the controlling stockholder and the ultimate parent of the Company (“Ultimate Parent”). For the purpose of determining the controlling ownership of the Company, the Ellison family is comprised of Lawrence J. Ellison and David Ellison (the “Ellison Family”).
David Ellison is the son of Lawrence J. Ellison, and Lawrence J. Ellison and David Ellison are accordingly considered immediate family members.
Pushdown of Ultimate Parent’s Basis—At the time Paramount Global and Skydance Media became subsidiaries of
Paramount Skydance Corporation, the Ellison Family controlled both Paramount Global and Skydance Media, and as a result, this transaction has been accounted for as a transaction between entities under common control. As a transaction between entities under common control, the net assets were combined at the Ultimate Parent’s basis, which for Paramount Global was deemed to be the estimated fair value as of August 7, 2025, the date of the closing of the NAI Transaction, which was the point at which the Ellison Family obtained control of Paramount
Global (see Note 3 to the consolidated financial statements). As a result, the net assets of Paramount Global were recorded at their fair values as of this date. Since the net assets of Skydance Media were already at the Ultimate
Parent’s basis, no adjustment to the fair value of net assets was necessary, and Skydance Media was combined with
Paramount Global’s net assets at the Ultimate Parent’s basis as of this date.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular amounts in millions, except per share amounts)
Due to the pushdown of the Ultimate Parent’s basis, which resulted in a new basis of accounting, the results of operations, financial position and cash flows are not comparable between the Successor and Predecessor periods.
Accordingly, our consolidated financial statements and footnote disclosures are presented in distinct periods. The periods prior to the closing of the Skydance Transactions and the NAI Transaction include only Paramount Global and are identified as “Predecessor,” and the periods beginning on August 7, 2025 reflect Skydance Corporation and are identified as “Successor.” In addition, we are required to present segment information for the Predecessor period based on our previous segments, Filmed Entertainment, Direct-to-Consumer, and TV Media.
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
•Consolidated Results of Operations—Analysis of our results on a consolidated basis for the three and nine months ended September 30, 2026 (Successor), the period from August 7 - September 30, 2025
(Successor) and for the periods from July 1 - August 6, 2025 and January 1 - August 6, 2025
(Predecessor).
•Segment Results of Operations—Analysis of our results on a reportable segment basis for the three and nine months ended September 30, 2026 (Successor), the period from August 7 - September 30, 2025
(Successor) and for the periods from July 1 - August 6, 2025 and January 1 - August 6, 2025
(Predecessor).
•Liquidity and Capital Resources—Discussion of our cash flows, including sources and uses of cash, for the nine months ended September 30, 2026 (Successor), for the periods from August 7 - September 30, 2025
(Successor) and January 1 - August 6, 2025 (Predecessor), and of our outstanding debt as of September 30,
2026 (Successor), including Supplemental Guarantor Financial Information.
•Legal Matters—Discussion of legal matters to which we are involved.
Warner Bros. Discovery Merger (Subsequent Event)—On October 6, 2026 (the “Closing Date”), we completed the acquisition (the “WBD Merger”) of Warner Bros. Discovery, Inc. (“WBD”) pursuant to the previously announced definitive merger agreement (the “WBD Merger Agreement”). See Notes 2, 8 and 11 to the consolidated financial statements. Also on October 6, 2026, in connection with the WBD Merger, we amended our certificate of incorporation (the “charter amendment”) to, among other things, change our name from Paramount Skydance
Corporation to Skydance Corporation. References herein to “Skydance,” “Skydance Corporation” or the
“Company” refer, prior to such charter amendment, to Paramount Skydance Corporation, and following such charter amendment to Skydance Corporation, unless the context otherwise requires reference to Paramount
Skydance Corporation. Also effective October 6, 2026, shares of Skydance Corporation Class B Common Stock trade on the New York Stock Exchange (“NYSE”) under the trading symbol “SKYD.” WBD will be included in our results beginning on October 6, 2026 and as a result is not reflected in the below discussion.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular amounts in millions, except per share amounts)
Overview
Operational Highlights - Three Months Ended September 30, 2026 and 2025

	Successor		Predecessor	Supplemental Pro Forma Revenues (a) (Non-GAAP)
	Three Months Ended September 30,	Period From August 7 - September 30,	Period From July 1 - August 6,	Three Months Ended September 30,	Pro Forma Increase/(Decrease)
Consolidated Results of Operations	2026	2025	2025	2025	$	%
GAAP:
Revenues	$7,025	$4,121	$2,581	$6,714	$311	5%
Operating income	$368	$244	$80
Net earnings (loss) attributable to Parent	$73	$(13)	$(244)
Diluted EPS	$.06	$(.01)	$(.36)

Non-GAAP: (b)
Adjusted EBITDA	$1,000	$684	$313
Adjusted net earnings (loss) attributable to Parent	$506	$138	$(162)
Adjusted diluted EPS	$.45	$.12	$(.24)
(a) Supplemental Pro Forma Revenues for the three months ended September 30, 2025 reflect the combination of the Successor period with the Predecessor period from July 1 - August 6, 2025 and also include $12 million of Skydance Media revenues after the elimination of intercompany revenues from Paramount Global during the Predecessor period from July 1 - August 6, 2025. While the Successor and Predecessor periods are distinct reporting periods, revenues were not impacted by the new accounting basis established for Paramount Global’s net assets, and are supplementally presented on a pro forma combined basis to help investors view these revenues in a manner consistent with our management.
(b)  See “Reconciliation of Non-GAAP Measures” for reconciliations of these non-GAAP measures to the most directly comparable financial measures in accordance with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”).
Revenues for the third quarter of 2026 and the Successor period of 2025 include Skydance Media, and in each period reflect the benefit from subscriber growth and pricing increases for Paramount+ as well as linear declines.
On a pro forma basis, revenues increased 5%, principally reflecting higher licensing revenue as well as growth in
Paramount+ subscription revenue, partially offset by declines in linear revenues. The increase in licensing revenue was driven by higher revenues from content produced for third parties and licensing in the secondary market.
Skydance Media is included in our results in periods following the close of the Skydance Transactions on August
7, 2025. In addition, as a result of the pushdown of the Ultimate Parent’s basis, operating income, net earnings attributable to Parent, and diluted EPS in 2026 and the 2025 Successor period include amortization associated with the establishment of intangible assets and also reflect the impact on content costs from the net decrease in programming assets. Net earnings and diluted EPS also include interest expense associated with the adjustment of
Paramount Global’s debt to its fair value. See Note 3 to the consolidated financial statements for details relating to the pushdown of the Ultimate Parent’s basis.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular amounts in millions, except per share amounts)
Operating income for the three months ended September 30, 2026 of $368 million includes restructuring charges and transaction-related items totaling $187 million. In 2025, operating income for the Successor period of $244 million and $80 million for the Predecessor period includes restructuring charges and transaction-related items totaling $185 million and $188 million, respectively.
Net earnings attributable to Parent of $73 million, or $.06 per diluted share for the three months ended September
30, 2026 includes a gain from non-designated interest rate contracts of $514 million offset by a net discrete tax provision of $275 million principally from the establishment of a reserve for uncertain tax positions.
Adjusted net earnings attributable to Parent, which excludes the restructuring charges and transaction-related items as well as the discrete tax provision noted above, was $506 million, or $.45 per diluted share for the three months ended September 30, 2026, $138 million, or $.12 per diluted share for the 2025 Successor period, and an adjusted net loss of $162 million, or $.24 per diluted share for the 2025 Predecessor period. The third quarter of 2026 includes the gain on interest rate contracts noted above. Diluted EPS and adjusted diluted EPS in the Successor periods also reflect shares issued in connection with the Skydance Transactions and the NAI Transaction. See
Reconciliation of Non-GAAP Measures for the definition of adjusted net earnings attributable to Parent and a reconciliation to net earnings attributable to Parent.
Adjusted EBITDA in the three months ended September 30, 2026 includes increased investment in content for
Paramount+, partially offset by cost savings for our linear programming. The 2026 and 2025 Successor periods include the impact on content costs from reductions in programming assets resulting from the pushdown of the
Ultimate Parent’s basis. See Reconciliation of Non-GAAP Measures for the definition of Adjusted EBITDA and a reconciliation to net earnings attributable to Parent, the most directly comparable financial measure in accordance with U.S. GAAP.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular amounts in millions, except per share amounts)
Operational Highlights - Nine Months Ended September 30, 2026 and 2025

	Successor		Predecessor	Supplemental Pro Forma Revenues (a) (Non-GAAP)
	Nine Months Ended September 30,	Period From August 7 - September 30,	Period From January 1 - August 6,	Nine Months Ended September 30,	Pro Forma Increase/(Decrease)
Consolidated Results of Operations	2026	2025	2025	2025	$	%
GAAP:
Revenues	$21,285	$4,121	$16,622	$21,246	$39	—%
Operating income	$1,459	$244	$1,029
Net earnings (loss) attributable to Parent	$282	$(13)	$(35)
Diluted EPS	$.25	$(.01)	$(.05)

Non-GAAP: (b)
Adjusted EBITDA	$3,260	$684	$1,908
Adjusted net earnings attributable to Parent	$972	$138	$348
Adjusted diluted EPS	$.87	$.12	$.51
(a) Supplemental Pro Forma Revenues for the nine months ended September 30, 2025 reflect the combination of the Successor period with the Predecessor period from January 1 - August 6, 2025 and also include $503 million of Skydance Media revenues after the elimination of intercompany revenues from Paramount Global during the Predecessor period from January 1 - August 6, 2025.
While the Successor and Predecessor periods are distinct reporting periods, revenues were not impacted by the new accounting basis established for Paramount Global’s net assets, and are supplementally presented on a pro forma combined basis to help investors view these revenues in a manner consistent with our management.
(b)  See “Reconciliation of Non-GAAP Measures” for reconciliations of these non-GAAP measures to the most directly comparable financial measures in accordance with U.S. GAAP.
Revenues in the Successor periods include Skydance Media. On a pro forma basis, revenues remained flat, reflecting higher licensing revenue as well as growth in Paramount+ subscription revenue, partially offset by declines in linear and theatrical revenue.
As discussed above, periods following the closing of the Skydance Transactions on August 7, 2025 reflect the inclusion of Skydance Media and the effects of the pushdown of the Ultimate Parent’s basis.
Operating income for the nine months ended September 30, 2026 of $1.46 billion includes restructuring charges and transaction-related items totaling $478 million. In 2025, operating income for the Successor period of $244 million and $1.03 billion for the Predecessor period includes restructuring charges and transaction-related items totaling $185 million and $454 million, respectively.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular amounts in millions, except per share amounts)
Net earnings attributable to Parent of $282 million, or $.25 per diluted share for the nine months ended
September 30, 2026 includes a net gain from non-designated interest rate contracts of $502 million and the negative impact of net discrete tax items of $267 million. For the period from August 7 - September 30, 2025
(Successor), and for the period from January 1 - August 6, 2025 (Predecessor), the net loss attributable to Parent benefited from discrete tax items of $4 million and $64 million, respectively. In addition, during the Predecessor period from January 1 - August 6, 2025 net earnings attributable to noncontrolling interests was $447 million.
Adjusted net earnings attributable to Parent, which excludes the restructuring charges and transaction-related items, as well as the discrete tax provision noted above, was $972 million, or $.87 per diluted share for the nine months ended September 30, 2026, $138 million, or $.12 per diluted share for the 2025 Successor period, and $348 million, or $.51 per diluted share for the 2025 Predecessor period. The 2026 period includes the gain on the interest rate contracts noted above. Diluted EPS and adjusted diluted EPS in the Successor periods also reflect shares issued in connection with the Skydance Transactions and the NAI Transaction. See Reconciliation of Non-GAAP
Measures for the definition of adjusted net earnings attributable to Parent and a reconciliation to net earnings attributable to Parent.
Adjusted EBITDA in the Successor periods includes the impact from reductions in programming assets resulting from the pushdown of the Ultimate Parent’s basis. See Reconciliation of Non-GAAP Measures for the definition of
Adjusted EBITDA and a reconciliation to net earnings attributable to Parent, the most directly comparable financial measure in accordance with U.S. GAAP.
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

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular amounts in millions, except per share amounts)
Reconciliation of Non-GAAP Measures
In the first quarter of 2026 we transitioned our non-GAAP profitability measure from Adjusted operating income before depreciation and amortization (Adjusted OIBDA) to Adjusted EBITDA, which we define as net earnings
(loss) attributable to Parent before interest expense and income; (provision for) benefit from income taxes; other items; net gain on derivatives; equity in earnings (loss) of investee companies, net of tax; and depreciation and amortization, adjusted to exclude stock-based compensation expense and certain items identified as affecting comparability that are not part of our normal operations. This change was made to align with how management began measuring the Company’s ongoing operating performance in 2026. While both adjusted measures exclude items identified as affecting comparability that are not part of our normal operations, including programming charges, impairment charges, restructuring charges, transaction-related items, other corporate matters, and gain
(loss) on dispositions, each where applicable, Adjusted EBITDA, as we define it, also excludes stock-based compensation, which is a noncash expense that management does not consider to be part of our underlying operating performance. Net earnings (loss) attributable to Parent is the most directly comparable financial measure in accordance with U.S. GAAP. Adjusted earnings before income taxes, adjusted provision for income taxes, adjusted net earnings attributable to Parent, adjusted diluted EPS, and adjusted effective income tax rate are also measures of performance not calculated in accordance with U.S. GAAP (together with Adjusted EBITDA, the
“adjusted measures”), and exclude certain items identified as affecting comparability that are not part of our normal operations, including the items described above, as well as gain (loss) from investments and discrete tax items, each where applicable.
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
(Tabular amounts in millions, except per share amounts)
The following tables reconcile the adjusted measures to their most directly comparable financial measures in accordance with U.S. GAAP. The tax impacts on the items identified as affecting comparability in the tables below have been calculated using the tax rate applicable to each item.
Three Months Ended September 30, 2026 and 2025

	Successor		Predecessor
	Three Months Ended September 30,	Period From August 7 - September 30,	Period From July 1 - August 6,
	2026	2025	2025
Net earnings (loss) attributable to Parent (GAAP)	$73	$(13)	$(244)
Net earnings attributable to noncontrolling interests	25	17	434
Equity in loss of investee companies, net of tax	64	33	31
Provision for (benefit from) income taxes	464	85	(229)
Other items, net	27	8	16
Net gain on derivatives	(514)	—	—
Interest expense, net	229	114	72
Transaction-related items (a)	98	—	175
Restructuring charges (a)	89	185	13
Stock-based compensation	74	29	16
Depreciation and amortization	371	226	29
Adjusted EBITDA (Non-GAAP)	$1,000	$684	$313
Nine Months Ended September 30, 2026 and 2025

	Successor		Predecessor
	Nine Months Ended September 30,	Period From August 7 - September 30,	Period From January 1 - August 6,
	2026	2025	2025
Net earnings (loss) attributable to Parent (GAAP)	$282	$(13)	$(35)
Net earnings attributable to noncontrolling interests	32	17	447
Equity in loss of investee companies, net of tax	180	33	171
Provision for (benefit from) income taxes	739	85	(79)
Other items, net	73	8	92
Net gain on derivatives	(502)	—	—
Interest expense, net	655	114	433
Gain on dispositions (a)	—	—	(35)
Transaction-related items (a)	354	—	199
Restructuring charges (a)	124	185	255
Impairment charges (a)	—	—	157
Stock-based compensation	226	29	99
Depreciation and amortization	1,097	226	204
Adjusted EBITDA (Non-GAAP)	$3,260	$684	$1,908
(a) See notes on the following tables for additional information on items affecting comparability.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular amounts in millions, except per share amounts)
Three Months Ended September 30, 2026

	Successor
	Three Months Ended September 30, 2026
	Earnings Before Income Taxes	Provision for Income Taxes		Net Earnings Attributable to Parent	Diluted EPS
Reported (GAAP)	$626	$(464)	(d)	$73	$.06
Items affecting comparability:
Restructuring charges (a)	89	(21)		68	.06
Transaction-related items (b)	98	(8)		90	.08
Discrete tax items (c)	—	275		275	.25
Adjusted (Non-GAAP)	$813	$(218)	(d)	$506	$.45
(a) Reflects severance costs and exit costs, as further described under Restructuring and Transaction-Related Items.
(b) Principally reflects legal, advisory, and other professional fees associated with the planned WBD Merger and related integration.
(c) Primarily attributable to the establishment of a reserve for uncertain tax positions.
(d) The reported effective income tax rate for the three months ended September 30, 2026 was 74.1% and the adjusted effective income tax rate, which is calculated as the adjusted provision for income taxes of $218 million divided by adjusted earnings before income taxes of $813 million, was 26.8%. These adjusted measures exclude the items affecting comparability detailed above.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular amounts in millions, except per share amounts)
Three Months Ended September 30, 2025

	Successor
	Period From August 7 - September 30, 2025
	Earnings Before Income Taxes	Provision for Income Taxes		Net Earnings (Loss) Attributable to Parent	Diluted EPS
Reported (GAAP)	$122	$(85)	(d)	$(13)	$(.01)
Items affecting comparability:
Restructuring charges (a)	185	(30)		155	.13
Discrete tax items	—	(4)		(4)	—
Adjusted (Non-GAAP)	$307	$(119)	(d)	$138	$.12

	Predecessor
	Period From July 1 - August 6, 2025
	Earnings (Loss) Before Income Taxes	Benefit from (Provision for) Income Taxes		Net Loss Attributable to Parent	Diluted EPS
Reported (GAAP)	$(8)	$229	(e)	$(244)	$(.36)
Items affecting comparability:
Restructuring charges (a)	13	(3)		10	.02
Transaction-related items (b)	175	(30)		145	.21
Discrete tax items (c)	—	(73)		(73)	(.11)
Adjusted (Non-GAAP)	$180	$123	(e)	$(162)	$(.24)
(a) Reflects severance costs, as further described under Restructuring and Transaction-Related Items.
(b) Reflects banking, legal, advisory, and other professional fees relating to the Skydance Transactions, and transaction awards that became payable to eligible employees upon closing of the Skydance Transactions.
(c) Reflects the reversal of the valuation allowance on our interest limitation carryforward deferred tax asset, partially offset by the establishment of a reserve for uncertain tax positions.
(d) The reported effective income tax rate for the period from August 7 - September 30, 2025 was 69.7%, primarily reflecting the timing of foreign inclusions and foreign-derived intangible income deductions between the Successor and Predecessor periods. The adjusted effective income tax rate, which is calculated as the adjusted provision for income taxes of $119 million divided by adjusted earnings before income taxes of $307 million, was 38.8%. These adjusted measures exclude the items affecting comparability detailed above.
(e)  For the period from July 1 - August 6, 2025, we recorded a tax benefit of $229 million, primarily reflecting the reversal of valuation allowances on deferred tax assets related to interest deduction limitations as a result of recent U.S. tax legislation.
The reported benefit, as well as the adjusted income tax benefit of $123 million, also reflects the tax impact of earnings attributable to noncontrolling interests, the timing of foreign inclusions between the Successor and Predecessor periods, and the tax benefit on the foreign-derived intangible income deduction. The adjusted benefit from income taxes excludes the tax impacts from the items affecting comparability detailed in the table above.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular amounts in millions, except per share amounts)
Nine Months Ended September 30, 2026

	Successor
	Nine Months Ended September 30, 2026
	Earnings Before Income Taxes	Provision for Income Taxes		Net Earnings Attributable to Parent	Diluted EPS
Reported (GAAP)	$1,233	$(739)	(d)	$282	$.25
Items affecting comparability:
Restructuring charges (a)	124	(26)		98	.09
Transaction-related items (b)	354	(29)		325	.29
Discrete tax items (c)	—	267		267	.24
Adjusted (Non-GAAP)	$1,711	$(527)	(d)	$972	$.87
(a) Reflects severance costs and exit costs, as further described under Restructuring and Transaction-Related Items.
(b) Principally reflects legal, advisory and other professional fees associated with the planned WBD Merger and related integration.
(c) Primarily attributable to the establishment of a reserve for uncertain tax positions.
(d) The reported effective income tax rate for the nine months ended September 30, 2026 was 59.9% and the adjusted effective income tax rate, which is calculated as the adjusted provision for income taxes of $527 million divided by adjusted earnings before income taxes of $1.71 billion, was 30.8%. These adjusted measures exclude the items affecting comparability detailed above.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular amounts in millions, except per share amounts)
Nine Months Ended September 30, 2025

	Successor
	Period From August 7 - September 30, 2025
	Earnings Before Income Taxes	Provision for Income Taxes		Net Earnings (Loss) Attributable to Parent	Diluted EPS
Reported (GAAP)	$122	$(85)	(e)	$(13)	$(.01)
Items affecting comparability:
Restructuring charges (a)	185	(30)		155	.13
Discrete tax items	—	(4)		(4)	—
Adjusted (Non-GAAP)	$307	$(119)	(e)	$138	$.12

	Predecessor
	Period From January 1 - August 6, 2025
	Earnings Before Income Taxes	Benefit from (Provision for) Income Taxes		Net Earnings (Loss) Attributable to Parent	Diluted EPS
Reported (GAAP)	$504	$79	(f)	$(35)	$(.05)
Items affecting comparability:
Impairment charges (b)	157	(39)		118	.17
Restructuring charges (a)	255	(61)		194	.29
Transaction-related items (c)	199	(31)		168	.25
Gain on dispositions (d)	(35)	2		(33)	(.05)
Discrete tax items	—	(64)		(64)	(.10)
Adjusted (Non-GAAP)	$1,080	$(114)	(f)	$348	$.51
(a) Both periods reflect severance charges and also included in the period from January 1 - August 6, 2025 are charges for the impairment of lease assets, as further described under Restructuring and Transaction-Related Items.
(b) Reflects a charge to reduce the carrying values of FCC licenses in certain markets to their estimated fair values.
(c) Reflects banking, legal, advisory, and other professional fees relating to the Skydance Transactions, and transaction awards that became payable to eligible employees upon closing of the Skydance Transactions.
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
tax legislation. The reported effective income tax rate also reflects the tax impact of earnings attributable to noncontrolling interests, the timing of foreign inclusions between the Successor and Predecessor periods, and the tax benefit on the foreign-
derived intangible income deduction. The adjusted provision for income taxes of $114 million divided by adjusted earnings before income taxes of $1.08 billion, was 10.6%. These adjusted measures exclude the items affecting comparability detailed above.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular amounts in millions, except per share amounts)
Consolidated Results of Operations
Revenues
Three Months Ended September 30, 2026 and 2025

	Successor		Predecessor	Supplemental Pro Forma Revenues (a)
	Three Months Ended September 30,	Period From August 7 - September 30,	Period From July 1 - August 6,		Three Months Ended September 30,	Pro Forma Increase/(Decrease)
	2026	2025	2025		2025	$	%
Revenues by Type:
Advertising	$1,889	$1,280	$664		$1,944	$(55)	(3)%
Affiliate and subscription	3,521	2,027	1,400		3,427	94	3
Theatrical	112	39	73		112	—	—
Licensing and other	1,503	775	444		1,231	272	22
Total Revenues	$7,025	$4,121	$2,581		$6,714	$311	5%
Nine Months Ended September 30, 2026 and 2025

	Successor		Predecessor	Supplemental Pro Forma Revenues (a)
	Nine Months Ended September 30,	Period From August 7 - September 30,	Period From January 1 - August 6,		Nine Months Ended September 30,	Pro Forma Increase/(Decrease)
	2026	2025	2025		2025	$	%
Revenues by Type:
Advertising	$6,290	$1,280	$5,329		$6,609	$(319)	(5)%
Affiliate and subscription	10,542	2,027	8,242		10,269	273	3
Theatrical	402	39	475		514	(112)	(22)
Licensing and other	4,051	775	2,576		3,854	197	5
Total Revenues	$21,285	$4,121	$16,622		$21,246	$39	—%
(a) Supplemental Pro Forma Revenues for the three and nine months ended September 30, 2025 reflect the combination of the
Successor period with the Predecessor periods from July 1 - August 6, 2025 and January 1 - August 6, 2025, respectively, and for Licensing and other and total Supplemental Pro Forma Revenues also include $12 million and $503 million of Skydance
Media revenues after the elimination of intercompany revenues from Paramount Global during the Predecessor periods from
July 1 - August 6, 2025 and January 1 - August 6, 2025, respectively. While the Successor and Predecessor periods are distinct reporting periods, revenues were not impacted by the new accounting basis established for Paramount Global’s net assets, and are supplementally presented on a pro forma combined basis to help investors view these revenues in a manner consistent with our management.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular amounts in millions, except per share amounts)
Advertising
Advertising revenues are generated primarily from the sale of advertising spots on our global broadcast and cable networks, television stations, and streaming services. Advertising revenues in each of the periods of 2026 and 2025 were impacted by declines in the linear advertising market. The 2026 periods benefited from political advertising associated with the U.S. Midterm elections and the 2025 Predecessor period from January 1 - August 6, 2025 benefited from CBS’s broadcast in the second quarter of 2025 of the National Semifinals and National
Championship games of the NCAA Division I Men’s Basketball Championship (the “NCAA Tournament”), which we have the rights to broadcast every other year. The Successor and Predecessor periods in 2025 also included revenue from Telefe and Chilevisión, which were sold in October 2025 and January 2026, respectively.
On a pro forma basis, the 3% decrease in advertising revenues for the three months ended September 30, 2026 was driven by lower international advertising, including a 2% decrease to total pro forma advertising revenue from the absence of Telefe and Chilevisión, partially offset by higher domestic advertising revenues, including a 4%
increase to total advertising revenues from higher political advertising. The 5% pro forma decrease for the nine months ended September 30, 2026 reflects decreases in both international and domestic advertising revenues, including a decrease of 2% from the absence of Telefe and Chilevisión and 2% from the comparison against CBS’s broadcast in the second quarter of 2025 of the National Semifinals and National Championship games of the
NCAA Tournament. The pro forma decline for the nine months was partially offset by a 2% increase from higher political advertising. The pro forma comparison in each period also reflects declines in the linear advertising market and growth for Paramount+.
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
Affiliate and subscription revenues during each of the periods in 2026 and 2025 reflect the benefit from subscriber growth and pricing increases for Paramount+, but were negatively impacted by linear subscriber declines.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular amounts in millions, except per share amounts)
Paramount+ had 82.2 million subscribers at September 30, 2026 and 77.9 million subscribers at September 30,
2025.
On a pro forma basis, the growth in affiliate and subscription revenues of 3% for each of the three- and nine-month periods ended September 30, 2026 primarily reflects increases of 8% and 7%, respectively, from growth at
Paramount+, driven by pricing increases and subscriber growth, partially offset by a decrease of 3% in each period from lower linear affiliate revenues. The comparison for both periods also reflects the impact from the integration of BET+ into Paramount+ during the second quarter of 2026.
Theatrical
Theatrical revenues for the third quarter of 2026 include revenues from the releases of Paw Patrol 3: The Dino
Movie and Heart of the Beast, and for the nine-month period also include revenues from the second quarter 2026 release of Scary Movie (2026) and the first quarter 2026 release of Scream 7. Theatrical revenues in each of the
2025 Successor and Predecessor periods benefited from the third quarter 2025 releases of The Naked Gun and
Smurfs, and for the 2025 Predecessor periods also benefited from the second quarter 2025 release of Mission:
Impossible - The Final Reckoning. In addition, the 2025 Predecessor period from January 1 - August 6, 2025 included revenues from the fourth quarter 2024 release of Sonic the Hedgehog 3.
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
Licensing and other revenues include Skydance Media revenues in the 2026 periods and the 2025 Successor period. On a pro forma basis, the increases in licensing and other revenues of 22% and 5% for the three and nine months ended September 30, 2026, respectively, reflect higher revenues from secondary market licensing and content produced for third parties.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular amounts in millions, except per share amounts)
Operating Expenses
Three and Nine Months Ended September 30, 2026 and 2025

	Successor		Predecessor	Successor		Predecessor
	Three Months Ended September 30,	Period From August 7 - September 30,	Period From July 1 - August 6,	Nine Months Ended September 30,	Period From August 7 - September 30,	Period From January 1 - August 6,
	2026	2025	2025	2026	2025	2025
Operating expenses by Type:
Content costs	$3,410	$1,987	$1,209	$10,457	$1,987	$8,494
Distribution and other	1,246	654	493	3,497	654	2,793
Total Operating Expenses	$4,656	$2,641	$1,702	$13,954	$2,641	$11,287
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
Content costs in the 2026 periods and the 2025 Successor period include costs associated with Skydance Media’s content and also reflect the impact from a net reduction in programming assets resulting from the pushdown of the
Ultimate Parent’s basis. Content costs for the three and nine months ended September 30, 2026 also reflect the impact of higher sports costs for Paramount+ and cost reductions for broadcast and cable programming.
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
Distribution and other operating expenses in each period reflect revenue sharing costs related to revenues for our streaming services. In addition, theatrical distribution costs were impacted by the mix of films in each period.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular amounts in millions, except per share amounts)
Selling, General and Administrative Expenses
Three and Nine Months Ended September 30, 2026 and 2025

	Successor		Predecessor	Successor		Predecessor
	Three Months Ended September 30,	Period From August 7 - September 30,	Period From July 1 - August 6,	Nine Months Ended September 30,	Period From August 7 - September 30,	Period From January 1 - August 6,
	2026	2025	2025	2026	2025	2025
Selling, general and administrative expenses	$1,443	$825	$582	$4,297	$825	$3,526
Selling, general and administrative (“SG&A”) expenses include costs incurred for advertising and marketing for our linear networks and streaming services, research, occupancy, professional service fees, and back office support, including employee compensation (inclusive of stock-based compensation expense) and technology. Stock-based compensation expense in the Successor periods reflects the impact from grants following the Skydance
Transactions, and in the Predecessor period in 2025 reflects the impact of accelerated vesting in December 2024 of certain employees’ RSUs and PSUs to help mitigate potential tax impacts that would otherwise arise under
Sections 280G and 4999 of the Internal Revenue Code. SG&A expenses also reflect reductions to employee compensation costs resulting from our workforce restructuring activities.
Depreciation and Amortization
Three and Nine Months Ended September 30, 2026 and 2025

	Successor		Predecessor	Successor		Predecessor
	Three Months Ended September 30,	Period From August 7 - September 30,	Period From July 1 - August 6,	Nine Months Ended September 30,	Period From August 7 - September 30,	Period From January 1 - August 6,
	2026	2025	2025	2026	2025	2025
Depreciation and amortization	$371	$226	$29	$1,097	$226	$204
Depreciation and amortization expense reflects depreciation of fixed assets and amortization of finite-lived intangible assets. Depreciation and amortization for the three and nine months ended September 30, 2026 and the
2025 Successor periods includes amortization of intangible assets established in connection with the pushdown of the Ultimate Parent’s basis (See Note 3 to the consolidated financial statements).
Impairment Charges
During the second quarter of 2025, we performed interim impairment tests of FCC licenses in six markets, which resulted in an impairment charge of $157 million to write down the carrying values of FCC licenses in these markets to their then aggregate estimated fair value.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular amounts in millions, except per share amounts)
Restructuring and Transaction-Related Items
Three and Nine Months Ended September 30, 2026 and 2025

	Successor		Predecessor	Successor		Predecessor
	Three Months Ended September 30,	Period From August 7 - September 30,	Period From July 1 - August 6,	Nine Months Ended September 30,	Period From August 7 - September 30,		Period From January 1 - August 6,
	2026	2025	2025	2026	2025		2025
Severance (a)	$50	$185	$13	$85	$185		$190
Exit costs	39	—	—	39	—		65
Restructuring charges	89	185	13	124	185		255
Transaction-related items	98	—	175	354	—		199
Restructuring and transaction-related items	$187	$185	$188	$478	$185		$454
(a) Severance costs include the accelerated vesting of stock-based compensation.
Restructuring Charges
During the three and nine months ended September 30, 2026 (Successor) and the period from August 7 -
September 30, 2025 (Successor), we recorded restructuring severance costs of $50 million, $85 million, and $185 million, respectively, primarily associated with changes in management and actions to align the business around our strategic priorities following the Skydance Transactions, including costs related to a plan under which severance payments are being provided to certain eligible employees who voluntarily elected to participate. In addition, during the three months ended September 30, 2026 we recorded exit costs of $39 million associated with a contract termination.
Restructuring charges for the Predecessor periods from July 1 - August 6, 2025 and January 1 - August 6, 2025 included severance costs of $13 million and $190 million, respectively, primarily associated with strategic changes in our global workforce in order to streamline our organization. In addition, during the Predecessor period from
January 1 - August 6, 2025, we recorded exit costs of $65 million, primarily for the impairment of lease assets that we ceased use of in connection with initiatives to reduce our real estate footprint.
During the fourth quarter of 2026, we expect to incur additional restructuring charges for severance in connection with a plan announced in October 2026 under which severance payments will be provided to certain eligible employees who voluntarily elected to participate.
Transaction-Related Items
Transaction-related items include costs directly associated with prospective and completed mergers and acquisitions, as well as related integration activities. During the three and nine months ended September 30, 2026, we recorded transaction-related costs of $98 million and $354 million, respectively, principally for legal, advisory, and other professional fees associated with the planned WBD Merger and related integration. During the
Predecessor periods from July 1 - August 6, 2025 and January 1 - August 6, 2025, we recorded transaction-related costs of $175 million and $199 million, respectively, principally for banking, legal, advisory, and other

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular amounts in millions, except per share amounts)
professional fees relating to the Skydance Transactions, and transaction awards that became payable to eligible employees upon closing.
Gain on Dispositions
During the first quarter of 2025, we recorded a gain on dispositions totaling $35 million, principally associated with the disposition of a noncore business.
Interest Expense/Income
Three and Nine Months Ended September 30, 2026 and 2025

	Successor		Predecessor	Successor		Predecessor
	Three Months Ended September 30,	Period From August 7 - September 30,	Period From July 1 - August 6,	Nine Months Ended September 30,	Period From August 7 - September 30,	Period From January 1 - August 6,
	2026	2025	2025	2026	2025	2025
Interest expense	$260	$138	$85	$753	$138	$516
Interest income	$31	$24	$13	$98	$24	$83
In connection with the pushdown of the Ultimate Parent’s basis, our debt was recorded at fair value, which resulted in a decrease to our total debt balance of $898 million. The adjustments to fair value for each of our senior and junior debt issuances are being amortized over the remaining term of the applicable issuance within interest expense. The weighted average interest rate on our senior and junior debt was 5.20% and 5.17% at September 30,
2026 and 2025, respectively. In addition, during the three and nine months ended September 30, 2026 we incurred
$29 million and $70 million, respectively, of interest expense associated with borrowings under our previous credit facility (see Capital Structure). Credit facility borrowings were repaid in October 2026 with the funding from the
PIPE Transaction described in Note 2 to the consolidated financial statements.
Net Gain on Derivatives
During the three and nine months ended September 30, 2026 we recorded gains on interest rate hedges of
$514 million and $502 million, respectively. See Note 9 to the consolidated financial statements.
Other Items, Net
Three and Nine Months Ended September 30, 2026 and 2025

	Successor		Predecessor	Successor		Predecessor
	Three Months Ended September 30,	Period From August 7 - September 30,	Period From July 1 - August 6,	Nine Months Ended September 30,	Period From August 7 - September 30,	Period From January 1 - August 6,
	2026	2025	2025	2026	2025	2025
Components of other items, net:
Pension and postretirement benefit costs	$(18)	$(14)	$(12)	$(53)	$(14)	$(80)
Foreign exchange gain (loss)	(8)	4	(3)	(14)	4	(11)
Other	(1)	2	(1)	(6)	2	(1)
Other items, net	$(27)	$(8)	$(16)	$(73)	$(8)	$(92)

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular amounts in millions, except per share amounts)
Provision for Income Taxes
The provision for income taxes represents federal, state and local, and foreign taxes on earnings before income taxes and equity in loss of investee companies. For the three and nine months ended September 30, 2026
(Successor), we recorded a provision for income taxes of $464 million and $739 million, reflecting an effective income tax rate of 74.1% and 59.9%, respectively. Included in the provision for income taxes are the below items identified as affecting the comparability of our results, which in aggregate increased our effective income tax rate by 47.3 percentage points and 29.1 percentage points for their respective periods.

	Impact from Items Affecting Comparability
	Successor
	Three Months Ended September 30, 2026		Nine Months Ended September 30, 2026
	Earnings (Loss) Before Income Taxes	Benefit from (Provision for) Income Taxes	Earnings (Loss) Before Income Taxes	Benefit from (Provision for) Income Taxes
Restructuring charges (Note 5)	$(89)	$21	$(124)	$26
Transaction-related items (Note 5)	$(98)	$8	$(354)	$29
Net discrete tax provision	n/a	$(275)	n/a	$(267)
n/a - not applicable
On July 10, 2026, the Company received Notices of Proposed Adjustment (“NOPAs”) from the Internal Revenue
Service for legacy Viacom Inc.’s 2017, 2018, and 2019 tax years regarding the tax treatment of certain transactions between our subsidiaries.  The Company disagrees with the proposed adjustments and is contesting the NOPAs through the IRS’ administrative appeals process and, if necessary, through judicial proceedings.
While the uncertain tax position meets the more-likely-than-not recognition threshold, in applying the measurement assessment, the Company currently believes that a portion of the benefit may not be realized upon settlement and has recorded a reserve during the third quarter of 2026 for this item, which is reflected within the net discrete tax items above.
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
the adjustments.
Three Months Ended September 30, 2025

	Impact from Items Affecting Comparability
	Successor		Predecessor
	Period From August 7 - September 30,		Period From July 1 - August 6,
	2025		2025
	Earnings (Loss) Before Income Taxes	Benefit from (Provision for) Income Taxes	Earnings (Loss) Before Income Taxes	Benefit from (Provision for) Income Taxes
Restructuring charges (Note 5)	$(185)	$30	$(13)	$3
Transaction-related items (Note 5)	$—	$—	$(175)	$30
Net discrete tax benefit (a)	n/a	$4	n/a	$73
n/a - not applicable

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular amounts in millions, except per share amounts)
Nine Months Ended September 30, 2025

	Impact from Items Affecting Comparability
	Successor		Predecessor
	Period From August 7 - September 30,		Period From January 1 - August 6
	2025		2025
	Earnings (Loss) Before Income Taxes	Benefit from (Provision for) Income Taxes	Earnings (Loss) Before Income Taxes	Benefit from (Provision for) Income Taxes
Restructuring charges (Note 5)	$(185)	$30	$(255)	$61
Transaction-related items (Note 5)	$—	$—	$(199)	$31
Impairment charges (Note 16)	$—	$—	$(157)	$39
Gain from dispositions	$—	$—	$35	$(2)
Net discrete tax benefit (a)	n/a	$4	n/a	$64
n/a - not applicable
(a) On July 4, 2025, the U.S. government enacted tax legislation, which included the extension of certain expired or expiring tax provisions, including a favorable change to the interest deduction limitation, and modifications to certain international tax provisions. The legislation has multiple effective dates with certain provisions effective in 2025. A favorable change to the interest deduction limitation resulted in the reversal of the valuation allowance on our interest limitation carryforward deferred tax asset of $114 million. The net discrete tax benefits for the 2025 Predecessor periods reflect this reversal, partially offset by a reserve for uncertain tax positions.
Equity in Loss of Investee Companies, Net of Tax
Three and Nine Months Ended September 30, 2026 and 2025

	Successor		Predecessor	Successor		Predecessor
	Three Months Ended September 30,	Period From August 7 - September 30,	Period From July 1 - August 6,	Nine Months Ended September 30,	Period From August 7 - September 30,	Period From January 1 - August 6,
	2026	2025	2025	2026	2025	2025
Equity in loss of investee companies	$(66)	$(33)	$(31)	$(180)	$(33)	$(169)
Tax benefit (provision)	2	—	—	—	—	(2)
Equity in loss of investee companies, net of tax	$(64)	$(33)	$(31)	$(180)	$(33)	$(171)

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Net Earnings (Loss) Attributable to Parent and Diluted EPS
Three and Nine Months Ended September 30, 2026 and 2025

	Successor		Predecessor	Successor		Predecessor
	Three Months Ended September 30,	Period From August 7 - September 30,	Period From July 1 - August 6,	Nine Months Ended September 30,	Period From August 7 - September 30,	Period From January 1 - August 6,
	2026	2025	2025	2026	2025	2025
Net earnings (loss) attributable to Parent	$73	$(13)	$(244)	$282	$(13)	$(35)
Diluted EPS	$.06	$(.01)	$(.36)	$.25	$(.01)	$(.05)
As a result of the pushdown of the Ultimate Parent’s basis, net earnings (loss) attributable to Parent and diluted
EPS during the three and nine months ended September 30, 2026 and the 2025 Successor periods include amortization  associated with intangible assets that were established and interest expense associated with the adjustment to fair value of our debt, as well as the decrease in programming assets.
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
The tables below set forth our financial information by reportable segment. As a result of the new accounting basis established in connection with the Skydance Transactions and NAI Transaction on August 7, 2025, which makes our results of operations not comparable between the Successor and Predecessor periods, we are required to present segment information for periods prior to August 7, 2025 based on our previous segments, Filmed Entertainment,
Direct-to-Consumer, and TV Media. In addition, in order to provide useful information for investors that is consistent with the manner in which our management reviews our results, on the following pages we have provided supplemental non-GAAP presentations reflecting the Predecessor amounts for the periods from July 1 - August 6,
2025 and January 1 - August 6, 2025 recast under the new segment presentation, as well as the related reconciliations from the GAAP presentation.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular amounts in millions, except per share amounts)

	GAAP			Non-GAAP (a)
	Successor		Predecessor		Predecessor
	Three Months Ended September 30,	Period From August 7 - September 30,	Period From July 1 - August 6,		Period From July 1 - August 6,
	2026	2025	2025		2025
Revenues:
	Studios	Studios	Filmed Entertainment (b)		Studios
Theatrical	$112	$39	$73		$73
Licensing and other	1,377	695	202		387
Advertising	7	4	1		2
Total	1,496	738	276		462
	Direct-to- Consumer	Direct-to- Consumer	Direct-to- Consumer (b)		Direct-to- Consumer
Advertising	542	300	179		179
Affiliate and subscription	1,968	1,043	704		744
Licensing	—	1	—		—
Total	2,510	1,344	883		923
	TV Media	TV Media	TV Media (b)		TV Media
Advertising	1,344	977	485		484
Affiliate and subscription	1,553	984	696		656
Licensing and other	127	81	247		58
Total	3,024	2,042	1,428		1,198
	Eliminations	Eliminations	Eliminations		Eliminations
	(5)	(3)	(6)		(2)
Total Revenues	$7,025	$4,121	$2,581		$2,581

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular amounts in millions, except per share amounts)

GAAP					Non-GAAP (a)
	Successor		Predecessor			Predecessor
	Three Months Ended September 30,	Period From August 7 - September 30,	Period From July 1 - August 6,			Period From July 1 - August 6,
	2026	2025	2025			2025
Adjusted EBITDA/OIBDA (c):					Adjusted EBITDA:
Studios/Filmed Entertainment (b)	$129	$21		$(36)	Studios	$(2)
Direct-to-Consumer (b)	225	309		105	Direct-to-Consumer	137
TV Media (b)	1,028	560		282	TV Media	285
Corporate/Eliminations (d)	(382)	(206)		(38)	Corporate/Eliminations (d)	(107)
Stock-based compensation (e)	(74)	(29)		(16)	Stock-based compensation (e)	(16)
Depreciation and amortization	(371)	(226)		(29)	Depreciation and amortization	(29)
Restructuring and transaction-related items (e)	(187)	(185)		(188)	Restructuring and transaction-related items (e)	(188)
Operating income	368	244		80	Operating income	80
Interest expense, net	(229)	(114)		(72)	Interest expense, net	(72)
Net gain on derivatives	514	—		—	Net gain on derivatives	—
Other items, net	(27)	(8)		(16)	Other items, net	(16)
Earnings before income taxes and equity in loss of investee companies	626	122		(8)	Earnings before income taxes and equity in loss of investee companies	(8)
(Provision for) benefit from income taxes	(464)	(85)		229	Benefit from income taxes	229
Equity in loss of investee companies, net of tax	(64)	(33)		(31)	Equity in loss of investee companies, net of tax	(31)
Net earnings (Parent and noncontrolling interests)	98	4		190	Net earnings (Parent and noncontrolling interests)	190
Net earnings attributable to noncontrolling interests	(25)	(17)		(434)	Net earnings attributable to noncontrolling interests	(434)
Net earnings (loss) attributable to Parent	$73	$(13)		$(244)	Net loss attributable to Parent	$(244)
(a) As discussed above, revenues and Adjusted EBITDA by segment recast under our new segment presentation are non-GAAP. See
Studios, Direct-to-Consumer, and TV Media on the following pages for reconciliations from the GAAP segment presentation for the period from July 1 - August 6, 2025 to the non-GAAP recast amounts. All other amounts in this table are presented on a GAAP basis.
(b) The GAAP Predecessor period from July 1 - August 6, 2025 reflects the historical segment composition for Filmed Entertainment,
Direct-to-Consumer, and TV Media.
(c) In the first quarter of 2026, we renamed our primary measure of profit and loss for our operating segments from Adjusted OIBDA to
Adjusted EBITDA. See Note 14 to the consolidated financial statements.
(d) As noted above, concurrent with the change to our segments, we updated our segment expense allocations to better reflect how we operate and make cost decisions across the business, which resulted in higher costs at Corporate. 2026 reflects higher technology costs and consulting fees.
(e) The increase in stock-based compensation expense between the 2026 and 2025 periods was driven by grants following the Skydance
Transactions and the comparison to lower expenses in 2025 as a result of accelerated vesting in December 2024 of certain employees’ RSUs and PSUs to help mitigate potential tax impacts that would otherwise arise under Sections 280G and 4999 of the
Internal Revenue Code. For the three months ended September 30, 2026 (Successor) and the period from August 7 - September 30,
2025 (Successor), stock-based compensation expense of $27 million and $30 million, respectively, is included in “Restructuring and transaction-related items.” For the Predecessor period from July 1 - August 6, 2025, stock-based compensation expense of $10 million is included in “Restructuring and transaction-related items.”

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular amounts in millions, except per share amounts)

	GAAP			Non-GAAP (a)
	Successor		Predecessor	Predecessor
	Nine Months Ended September 30,	Period From August 7 - September 30,	Period From January 1 - August 6,	Period From January 1 - August 6,
	2026	2025	2025	2025
Revenues:
	Studios	Studios	Filmed Entertainment (b)	Studios
Theatrical	$402	$39	$475	$475
Licensing and other	3,676	695	1,112	2,270
Advertising	15	4	6	11
Total	4,093	738	1,593	2,756
	Direct-to-Consumer	Direct-to-Consumer	Direct-to- Consumer (b)	Direct-to- Consumer
Advertising	1,594	300	1,146	1,146
Affiliate and subscription	5,788	1,043	3,940	4,191
Licensing	—	1	1	1
Total	7,382	1,344	5,087	5,338
	TV Media	TV Media	TV Media (b)	TV Media
Advertising	4,685	977	4,180	4,175
Affiliate and subscription	4,754	984	4,302	4,051
Licensing and other	379	81	1,495	310
Total	9,818	2,042	9,977	8,536
	Eliminations	Eliminations	Eliminations	Eliminations
	(8)	(3)	(35)	(8)
Total Revenues	$21,285	$4,121	$16,622	$16,622

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular amounts in millions, except per share amounts)

GAAP				Non-GAAP (a)
	Successor		Predecessor		Predecessor
	Nine Months Ended September 30,	Period From August 7 - September 30,	Period From January 1 - August 6,		Period From January 1 - August 6,
	2026	2025	2025		2025
Adjusted EBITDA/OIBDA (c):				Adjusted EBITDA:
Studios/Filmed Entertainment (b)	$329	$21	$(100)	Studios	$49
Direct-to-Consumer (b)	842	309	153	Direct-to-Consumer	387
TV Media (b)	3,146	560	2,067	TV Media	2,148
Corporate/Eliminations (d)	(1,057)	(206)	(212)	Corporate/Eliminations (d)	(676)
Stock-based compensation (e)	(226)	(29)	(99)	Stock-based compensation (e)	(99)
Depreciation and amortization	(1,097)	(226)	(204)	Depreciation and amortization	(204)
Impairment charges	—	—	(157)	Impairment charges	(157)
Restructuring and transaction-related items (e)	(478)	(185)	(454)	Restructuring and transaction-related items (e)	(454)
Gain on dispositions	—	—	35	Gain on dispositions	35
Operating income	1,459	244	1,029	Operating income	1,029
Interest expense, net	(655)	(114)	(433)	Interest expense, net	(433)
Net gain on derivatives	502	—	—	Net gain on derivatives	—
Other items, net	(73)	(8)	(92)	Other items, net	(92)
Earnings before income taxes and equity in loss of investee companies	1,233	122	504	Earnings before income taxes and equity in loss of investee companies	504
(Provision for) benefit from income taxes	(739)	(85)	79	Benefit from income taxes	79
Equity in loss of investee companies, net of tax	(180)	(33)	(171)	Equity in loss of investee companies, net of tax	(171)
Net earnings (Parent and noncontrolling interests)	314	4	412	Net earnings (Parent and noncontrolling interests)	412
Net earnings attributable to noncontrolling interests	(32)	(17)	(447)	Net earnings attributable to noncontrolling interests	(447)
Net earnings (loss) attributable to Parent	$282	$(13)	$(35)	Net loss attributable to Parent	$(35)
(a) As discussed above, revenues and Adjusted EBITDA by segment recast under our new segment presentation is non-GAAP. See
Studios, Direct-to-Consumer, and TV Media on the following pages for reconciliations from the GAAP segment presentation for the period from January 1 - August 6, 2025 to the non-GAAP recast amounts. All other amounts in this table are presented on a GAAP basis.
(b) The GAAP Predecessor period from January 1 - August 6, 2025 reflects the historical segment composition for Filmed
Entertainment, Direct-to-Consumer, and TV Media.
(c) In the first quarter of 2026, we renamed our primary measure of profit and loss for our operating segments from Adjusted OIBDA to
Adjusted EBITDA. See Note 14 to the consolidated financial statements.
(d) As noted above, concurrent with the change to our segments, we updated our segment expense allocations to better reflect how we operate and make cost decisions across the business, which resulted in higher costs at Corporate. 2026 reflects higher technology costs and consulting fees.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular amounts in millions, except per share amounts)
(e) The increase in stock-based compensation expense between the 2026 and 2025 periods was driven by grants following the Skydance
Transactions and the comparison to lower expenses in 2025 as a result of accelerated vesting in December 2024 of certain employees’ RSUs and PSUs to help mitigate potential tax impacts that would otherwise arise under Sections 280G and 4999 of the
Internal Revenue Code. For the nine months ended September 30, 2026 (Successor) and the period from August 7 - September 30,
2025 (Successor), stock-based compensation expense of $36 million and $30 million, respectively, is included in “Restructuring and transaction-related items.” For the Predecessor period from January 1 - August 6, 2025, stock-based compensation expense of $14 million is included in “Restructuring and transaction-related items.”
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
Three Months Ended September 30, 2026 and 2025

	Successor		Predecessor			Studios Supplemental Pro Forma Revenues (b) (Non-GAAP)
	Studios (GAAP)		Filmed Entertainment (GAAP)	Adjustments (a)	Studios (Non- GAAP)
	Three Months Ended September 30,	Period From August 7 - September 30,	Period From July 1 - August 6,			Three Months Ended September 30,	Pro Forma Increase/ (Decrease) (f)
	2026	2025	2025			2025	$	%
Theatrical	$112	$39	$73	$—	$73	$112	$—	—%
Licensing and other	1,377	695	202	185	387	1,094	283	26
Advertising (c)	7	4	1	1	2	6	1	17
Revenues	1,496	738	276	186	462	$1,212	$284	23%

Content costs	977	540	131	147	278
Advertising and marketing	187	57	106	2	108
Other (d)	203	120	75	3	78
Expenses	1,367	717	312	152	464

Adjusted EBITDA/OIBDA (e)	$129	$21	$(36)	$34	$(2)
(a) Reflects the inclusion of the historical TV Media studio operations and updates to our segment expense allocations to better reflect how we operate and make cost decisions across the business.
(b) Supplemental Non-GAAP Pro Forma Revenues for the third quarter of 2025 reflect the combination of the Predecessor Non-GAAP
Studios revenues for the period from July 1 - August 6, 2025 with the Successor revenues for the Studios segment for the period from
August 7 - September 30, 2025. Licensing and other and total Supplemental Non-GAAP Pro Forma Revenues also include $12 million of Skydance Media revenues after the elimination of intercompany revenues from Paramount Global during the Predecessor period from July 1 - August 6, 2025. While the Successor and Predecessor periods are distinct reporting periods, revenues were not impacted by the new accounting basis established for Paramount Global’s net assets, and are supplementally presented on a pro forma combined basis to help investors view these revenues in a manner consistent with our management.
(c) Primarily reflects advertising revenues earned from the use of Studios content on third-party digital platforms.
(d) Other segment expenses for our Studios segment include employee compensation; costs relating to the distribution of our content; costs for occupancy, technology, and professional services; and other costs associated with our operations.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular amounts in millions, except per share amounts)
(e)  In the first quarter of 2026, we renamed our primary measure of profit and loss for our operating segments from Adjusted OIBDA to Adjusted EBITDA. See Note 14 to the consolidated financial statements.
(f) Reflects the comparison between the Successor revenues for the three months ended September 30, 2026 to the non-GAAP pro forma revenues for the three months ended September 30, 2025.
Revenues
Theatrical
Theatrical revenues for the third quarter of 2026 included revenues from the releases of Paw Patrol 3: The Dino
Movie and Heart of the Beast. Theatrical revenues in the 2025 Successor and Predecessor periods included revenues from the third quarter 2025 releases of The Naked Gun and Smurfs.
Licensing and Other
Licensing and other revenues include Skydance Media revenues in 2026 and the 2025 Successor period.
The pro forma licensing and other revenue increase for the third quarter of 2026 reflects higher revenues from secondary market licensing and content produced for third parties.
Expenses
Content Costs
Content costs in 2026 and the 2025 Successor period include costs for Skydance Media and certain of our television studio operations, which were not in the 2025 Predecessor period. Content costs in 2026 and the 2025
Successor period were also impacted by an increase in the value of library content resulting from the pushdown of the Ultimate Parent’s basis.
Advertising and Marketing
Advertising and marketing expenses in the third quarter of 2026 primarily reflect marketing costs associated with the releases of Paw Patrol 3: The Dino Movie and Heart of the Beast. Advertising and marketing expenses for the
2025 Successor period primarily reflected costs for fourth quarter 2025 releases, and for the 2025 Predecessor period primarily reflected marketing costs associated with the releases of Smurfs and The Naked Gun.
Adjusted EBITDA
Adjusted EBITDA in the third quarter of 2026 benefited from the increase in pro forma licensing revenues.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular amounts in millions, except per share amounts)
Studios/Filmed Entertainment
Nine Months Ended September 30, 2026 and 2025

	Successor		Predecessor			Studios Supplemental Pro Forma Revenues (b) (Non-GAAP)
	Studios (GAAP)		Filmed Entertainment (GAAP)	Adjustments (a)	Studios (Non- GAAP)
	Nine Months Ended September 30,	Period From August 7 - September 30,	Period From January 1 - August 6,			Nine Months Ended September 30,	Pro Forma Increase/ (Decrease) (f)
	2026	2025	2025			2025	$	%
Theatrical	$402	$39	$475	$—	$475	$514	$(112)	(22)%
Licensing and other	3,676	695	1,112	1,158	2,270	3,468	208	6
Advertising (c)	15	4	6	5	11	15	—	—
Revenues	4,093	738	1,593	1,163	2,756	$3,997	$96	2%

Content costs	2,719	540	846	907	1,753
Advertising and marketing	430	57	417	8	425
Other (d)	615	120	430	99	529
Expenses	3,764	717	1,693	1,014	2,707

Adjusted EBITDA/OIBDA (e)	$329	$21	$(100)	$149	$49
(a) Reflects the inclusion of the historical TV Media studio operations and updates to our segment expense allocations to better reflect how we operate and make cost decisions across the business.
(b) Supplemental Non-GAAP Pro Forma Revenues for the nine months ended September 30, 2025 reflect the combination of the
Predecessor Non-GAAP Studios revenues for the period from January 1 - August 6, 2025 with the Successor revenues for the
Studios segment for the period from August 7 - September 30, 2025. Licensing and other and total Supplemental Non-GAAP Pro
Forma Revenues also include $503 million of Skydance Media revenues after the elimination of intercompany revenues from
Paramount Global during the Predecessor period from January 1 - August 6, 2025. While the Successor and Predecessor periods are distinct reporting periods, revenues were not impacted by the new accounting basis established for Paramount Global’s net assets, and are supplementally presented on a pro forma combined basis to help investors view these revenues in a manner consistent with our management.
(c) Primarily reflects advertising revenues earned from the use of Studios content on third-party digital platforms.
(d) Other segment expenses for our Studios segment include employee compensation; costs relating to the distribution of our content;
costs for occupancy, technology, and professional services; and other costs associated with our operations.
(e)  In the first quarter of 2026, we renamed our primary measure of profit and loss for our operating segments from Adjusted OIBDA to Adjusted EBITDA. See Note 14 to the consolidated financial statements.
(f) Reflects the comparison between the Successor results for the nine months ended September 30, 2026 to the non-GAAP pro forma revenues for the nine months ended September 30, 2025.
Revenues
Theatrical
Theatrical revenues for the nine months ended September 30, 2026 included revenues from the previously mentioned third quarter releases, the second quarter 2026 release of Scary Movie (2026), and the first quarter 2026 release of Scream 7. Theatrical revenues in the 2025 Successor and Predecessor periods benefited from the third quarter 2025 releases discussed above, and during the Predecessor period from January 1 - August 6, 2025 also

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular amounts in millions, except per share amounts)
benefited from the second quarter 2025 release of Mission: Impossible - The Final Reckoning as well as the fourth quarter 2024 release of Sonic the Hedgehog 3.
Licensing and Other
Licensing and other revenues include Skydance Media revenues in 2026 and the 2025 Successor period.
The pro forma licensing and other revenue increase for the nine months ended September 30, 2026 reflects higher revenues from secondary market licensing and content produced for third parties.
Expenses
Content Costs
Content costs in 2026 and the 2025 Successor period include costs for Skydance Media and certain of our television studio operations, which were not in the 2025 Predecessor period. Content costs in 2026 and the 2025
Successor period were also impacted by an increase in the value of library content resulting from the pushdown of the Ultimate Parent’s basis.
Advertising and Marketing
Advertising and marketing expenses for 2026 and the 2025 Successor and Predecessor periods primarily reflect marketing costs for the theatrical releases discussed above. Advertising and marketing expenses for the 2025
Predecessor period from January 1 - August 6, 2025 also include marketing costs for the second quarter 2025 release of Mission: Impossible - The Final Reckoning.
Other
Other expenses for the nine months ended September 30, 2026 and the 2025 Successor period include costs for
Skydance Media and certain of our television studio operations, which were not in the 2025 Predecessor period.
Adjusted EBITDA
Adjusted EBITDA for the nine months ended September 30, 2026 benefited from the increase in pro forma licensing revenues.
Direct-to-Consumer
Our Direct-to-Consumer segment consists of our portfolio of domestic and international pay and free streaming services, including Paramount+ and Pluto TV, as well as our domestic premium cable network, Paramount+
with Showtime. For the Predecessor period, the Direct-to-Consumer segment excluded Paramount+ with
Showtime. During the second quarter of 2026, we integrated BET+ into Paramount+.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular amounts in millions, except per share amounts)
Three Months Ended September 30, 2026 and 2025

	Successor		Predecessor			Direct-to-Consumer Supplemental Pro Forma Revenues (b) (Non-GAAP)
	Direct-to-Consumer (GAAP)		Direct-to- Consumer (GAAP)	Adjustments (a)	Direct-to- Consumer (Non- GAAP)
	Three Months Ended September 30,	Period From August 7 - September 30,	Period From July 1 - August 6,			Three Months Ended September 30,	Pro Forma Increase/ (Decrease) (f)
	2026	2025	2025			2025	$	%
Advertising	$542	$300	$179	$—	$179	$479	$63	13%
Affiliate and subscription	1,968	1,043	704	40	744	1,787	181	10
Licensing (c)	—	1	—	—	—	1	(1)	(100)
Revenues	2,510	1,344	883	40	923	$2,267	$243	11%

Content costs	1,320	546	412	16	428
Advertising and marketing	312	160	114	6	120
Other (d)	653	329	252	(14)	238
Expenses	2,285	1,035	778	8	786

Adjusted EBITDA/OIBDA (e)	$225	$309	$105	$32	$137

	Successor		Predecessor		Supplemental Pro Forma Revenues (b)
	Three Months Ended September 30,	Period From August 7 - September 30,	Period From July 1 - August 6,		Three Months Ended September 30,	Pro Forma Increase/ (Decrease) (f)
Paramount+ (Global)	2026	2025	2025		2025	$	%
Revenues	$2,134	$1,060		$709	$1,769	$365	21%
(a) Reflects the inclusion of our premium cable channel, Paramount+ with Showtime, which was included in the TV Media segment in
2025, and updates to our segment expense allocations to better reflect how we operate and make cost decisions across the business.
(b) Supplemental Non-GAAP Pro Forma Revenues for the third quarter of 2025 reflect the combination of the Predecessor Non-GAAP
Direct-to-Consumer revenues for the period from July 1 - August 6, 2025 with the Successor revenues for the Direct-to-Consumer segment for the period from August 7 - September 30, 2025. While the Successor and Predecessor periods are distinct reporting periods, revenues were not impacted by the new accounting basis established for Paramount Global’s net assets, and are supplementally presented on a pro forma combined basis to help investors view these revenues in a manner consistent with our management.
(c) Primarily reflects revenues from the licensing of content rights acquired by BET+.
(d) Other segment expenses for our Direct-to-Consumer segment include employee compensation; revenue-sharing costs, including for third-party distribution; costs for occupancy, technology, and professional services; and other costs associated with our operations.
(e)  In the first quarter of 2026, we renamed our primary measure of profit and loss for our operating segments from Adjusted OIBDA to
Adjusted EBITDA. See Note 14 to the consolidated financial statements.
(f) Reflects the comparison between the Successor results for the three months ended September 30, 2026 to the non-GAAP pro forma revenues for the three months ended September 30, 2025.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular amounts in millions, except per share amounts)

	Successor	Predecessor
	Three Months Ended September 30,		Three Months Ended September 30,	Increase /(Decrease)
	2026		2025	$	%
Paramount+ Global
Subscribers (a)	82.2		77.9	4.3	6%
ARPU (in dollars) (b)	$8.69		$7.62	$1.07	14%
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
Revenues
Advertising
The 13% pro forma increase in advertising revenues was driven by growth in impressions for Paramount+ and higher political advertising sales. Advertising revenues in 2026 benefited from the streaming of UFC events on
Paramount+ under our new rights agreement that began in January 2026.
Affiliate and Subscription
Affiliate and subscription revenues for the third quarter of 2026 benefited from pricing increases and growth in
Paramount+ subscribers. Compared with September 30, 2025, Paramount+ subscribers increased 4.3 million, or
6%, driven by growth in domestic subscribers. Compared with the third quarter of 2025, ARPU grew 14% to
$8.69. The 10% pro forma increase in affiliate and subscription revenue reflects growth for Paramount+, partially offset by a negative impact of 6% from combined revenue declines for BET+ and Paramount+ with Showtime. As discussed above, BET+ was integrated into Paramount+ during the second quarter of 2026. The Paramount+ with
Showtime decrease reflects declines in linear subscribers.
During the third quarter of 2026, Paramount+ subscribers increased 0.6 million, or 1%, compared with 81.6 million at June 30, 2026.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular amounts in millions, except per share amounts)
Expenses
Content Costs
Content costs for the third quarter of 2026 reflect higher costs associated with sporting events on Paramount+, mainly for the UFC, and ongoing investment in original programming, partially offset by the impact of the reduction in programming assets from the pushdown of the Ultimate Parent’s basis.
Advertising and Marketing
Advertising and marketing expenses for the third quarter of 2026 include marketing costs for UFC events on
Paramount+.
Other
Other expenses for the third quarter of 2026 reflect higher revenue-sharing costs, mainly for third-party distribution.
Adjusted EBITDA
Adjusted EBITDA in the third quarter of 2026 reflects the impact from incremental costs associated with sporting events and investment in original programming, partially offset by the pro forma revenue growth.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular amounts in millions, except per share amounts)
Direct-to-Consumer
Nine Months Ended September 30, 2026 and 2025

	Successor		Predecessor			Direct-to-Consumer Supplemental Pro Forma Revenues (b) (Non-GAAP)
	Direct-to-Consumer (GAAP)		Direct-to- Consumer (GAAP)	Adjustments (a)	Direct-to- Consumer (Non- GAAP)
	Nine Months Ended September 30,	Period From August 7 - September 30,	Period From January 1 - August 6,			Nine Months Ended September 30,	Pro Forma Increase/ (Decrease) (f)
	2026	2025	2025			2025	$	%
Advertising	$1,594	$300	$1,146	$—	$1,146	$1,446	$148	10%
Affiliate and subscription	5,788	1,043	3,940	251	4,191	5,234	554	11
Licensing (c)	—	1	1	—	1	2	(2)	(100)
Revenues	7,382	1,344	5,087	251	5,338	$6,682	$700	10%

Content costs	3,727	546	2,712	60	2,772
Advertising and marketing	943	160	749	35	784
Other (d)	1,870	329	1,473	(78)	1,395
Expenses	6,540	1,035	4,934	17	4,951

Adjusted EBITDA/OIBDA (e)	$842	$309	$153	$234	$387

	Successor		Predecessor		Supplemental Pro Forma Revenues (b)
	Nine Months Ended September 30,	Period From August 7 - September 30,	Period From January 1 - August 6,		Nine Months Ended September 30,	Pro Forma Increase/ (Decrease) (f)
Paramount+ (Global)	2026	2025	2025		2025	$	%
Revenues	$6,169	$1,060		$4,166	$5,226	$943	18%
(a) Reflects the inclusion of our premium cable channel, Paramount+ with Showtime, which was included in the TV Media segment in
2025, and updates to our segment expense allocations to better reflect how we operate and make cost decisions across the business.
(b) Supplemental Non-GAAP Pro Forma Revenues for the nine months ended September 30, 2025 reflect the combination of the
Predecessor Non-GAAP Direct-to-Consumer revenues for the period from January 1 - August 6, 2025 with the Successor revenues for the Direct-to-Consumer segment for the period from August 7 - September 30, 2025. While the Successor and Predecessor
periods are distinct reporting periods, revenues were not impacted by the new accounting basis established for Paramount Global’s net assets, and are supplementally presented on a pro forma combined basis to help investors view these revenues in a manner consistent with our management.
(c) Primarily reflects revenues from the licensing of content rights acquired by BET+.
(d) Other segment expenses for our Direct-to-Consumer segment include employee compensation; revenue-sharing costs, including for third-party distribution; costs for occupancy, technology, and professional services; and other costs associated with our operations.
(e)  In the first quarter of 2026, we renamed our primary measure of profit and loss for our operating segments from Adjusted OIBDA to
Adjusted EBITDA. See Note 14 to the consolidated financial statements.
(f) Reflects the comparison between the Successor results for the nine months ended September 30, 2026 to the non-GAAP pro forma revenues for the nine months ended September 30, 2025.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular amounts in millions, except per share amounts)
Revenues
Advertising
The 10% pro forma increase in advertising revenues was driven by growth in impressions for Paramount+.
Advertising revenues in 2026 benefited from the streaming of UFC events on Paramount+.
Affiliate and Subscription
Affiliate and subscription revenues for the nine months ended September 30, 2026 benefited from pricing increases and growth in Paramount+ subscribers. The 11% pro forma increase reflects growth for Paramount+, partially offset by a negative impact of 3% from combined revenue declines for BET+ and Paramount+ with Showtime.
Expenses
Content Costs
Content costs for the nine months ended September 30, 2026 reflect higher costs associated with sporting events on
Paramount+, mainly for the UFC, and ongoing investment in original programming, partially offset by the impact from the net reduction in programming assets resulting from the pushdown of the Ultimate Parent’s basis.
Other
Other expenses in 2026 reflect higher revenue-sharing costs, mainly for third-party distribution.
Adjusted EBITDA
Adjusted EBITDA for the nine months ended September 30, 2026 benefited from the pro forma revenue growth, and the impact on content costs from the net reduction in programming assets resulting from the pushdown of the
Ultimate Parent’s basis, partially offset by higher costs associated with sporting events on Paramount+.
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

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular amounts in millions, except per share amounts)
Three Months Ended September 30, 2026 and 2025

	Successor		Predecessor			TV Media Supplemental Pro Forma Revenues (b) (Non-GAAP)
	TV Media (GAAP)		TV Media (GAAP)	Adjustments (a)	TV Media (Non- GAAP)
	Three Months Ended September 30,	Period From August 7 - September 30,	Period From July 1 - August 6,			Three Months Ended September 30,	Pro Forma Increase/ (Decrease) (e)
	2026	2025	2025			2025	$	%
Advertising	$1,344	$977	$485	$(1)	$484	$1,461	$(117)	(8)%
Affiliate and subscription	1,553	984	696	(40)	656	1,640	(87)	(5)
Licensing and other	127	81	247	(189)	58	139	(12)	(9)
Revenues	3,024	2,042	1,428	(230)	1,198	$3,240	$(216)	(7)%

Content costs	1,115	903	657	(153)	504
Advertising and marketing	73	52	59	(7)	52
Other (c)	808	527	430	(73)	357
Expenses	1,996	1,482	1,146	(233)	913

Adjusted EBITDA/OIBDA (d)	$1,028	$560	$282	$3	$285

	Successor		Predecessor			TV Media Supplemental Pro Forma Revenues (b) (Non-GAAP)
	TV Media (GAAP)		TV Media (GAAP)	Adjustments (a)	TV Media (Non- GAAP)
	Three Months Ended September 30,	Period From August 7 - September 30,	Period From July 1 - August 6,			Three Months Ended September 30,	Pro Forma Increase/ (Decrease) (e)
Advertising revenues	2026	2025	2025			2025	$	%
Domestic	$1,177	$818	$395	$(1)	$394	$1,212	$(35)	(3)%
International	167	159	90	—	90	249	(82)	(33)
Total	$1,344	$977	$485	$(1)	$484	$1,461	$(117)	(8)%
(a) Reflects the transfer of the historical TV Media studio operations to the Studios segment and our premium cable channel, Paramount+
with Showtime, to the Direct-to-Consumer segment, and updates to our segment expense allocations to better reflect how we operate and make cost decisions across the business.
(b) Supplemental Non-GAAP Pro Forma Revenues for the third quarter of 2025 reflect the combination of the Predecessor Non-GAAP
TV Media revenues for the period from July 1 - August 6, 2025 with the Successor revenues for the TV Media segment for the period from August 7 - September 30, 2025. While the Successor and Predecessor periods are distinct reporting periods, revenues were not impacted by the new accounting basis established for Paramount Global’s net assets, and are supplementally presented on a pro forma combined basis to help investors view these revenues in a manner consistent with our management.
(c) Other segment expenses for our TV Media segment include employee compensation; revenue-sharing costs to television stations affiliated with the CBS Television Network; costs relating to the distribution of our content; costs for research, occupancy, technology, and professional services; and other costs associated with our operations.
(d)  In the first quarter of 2026, we renamed our primary measure of profit and loss for our operating segments from Adjusted OIBDA to
Adjusted EBITDA. See Note 14 to the consolidated financial statements.
(e) Reflects the comparison between the Successor results for the three months ended September 30, 2026 to the non-GAAP pro forma revenues for the three months ended September 30, 2025.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular amounts in millions, except per share amounts)
Revenues
Advertising
Advertising revenues in the third quarter of 2026 were primarily impacted by declines in the linear advertising market. The 8% pro forma advertising revenue decline also includes a decrease of 3% from the absence of advertising revenues from Telefe and Chilevisión, which were sold in October 2025 and January 2026, respectively, offset by an increase of 3% from higher political advertising revenues.
Affiliate and Subscription
Affiliate and subscription revenues in the third quarter of 2026 were impacted by declines in linear subscribers.
Licensing and Other
Licensing and other revenues in 2026 and the 2025 Successor period primarily include revenues from the licensing of first-run syndicated programming. Revenues from our television studios are not included in 2026 and the 2025
Successor period, but were included in the 2025 Predecessor period.
Expenses
Content costs, advertising and marketing expenses, and other expenses in the third quarter of 2026 benefited from cost savings initiatives.
Adjusted EBITDA
Adjusted EBITDA in the third quarter of 2026 reflects the impact of cost savings initiatives.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular amounts in millions, except per share amounts)
TV Media
Nine Months Ended September 30, 2026 and 2025

	Successor		Predecessor			TV Media Supplemental Pro Forma Revenues (b) (Non-GAAP)
	TV Media (GAAP)		TV Media (GAAP)	Adjustments (a)	TV Media (Non- GAAP)
	Nine Months Ended September 30,	Period From August 7 - September 30,	Period From January 1 - August 6,			Nine Months Ended September 30,	Pro Forma Increase/ (Decrease) (e)
	2026	2025	2025			2025	$	%
Advertising	$4,685	$977	$4,180	$(5)	$4,175	$5,152	$(467)	(9)%
Affiliate and subscription	4,754	984	4,302	(251)	4,051	5,035	(281)	(6)
Licensing and other	379	81	1,495	(1,185)	310	391	(12)	(3)
Revenues	9,818	2,042	9,977	(1,441)	8,536	$10,578	$(760)	(7)%

Content costs	4,019	903	4,956	(980)	3,976
Advertising and marketing	219	52	328	(43)	285
Other (c)	2,434	527	2,626	(499)	2,127
Expenses	6,672	1,482	7,910	(1,522)	6,388

Adjusted EBITDA/OIBDA (d)	$3,146	$560	$2,067	$81	$2,148

	Successor		Predecessor			TV Media Supplemental Pro Forma Revenues (b) (Non-GAAP)
	TV Media (GAAP)		TV Media (GAAP)	Adjustments (a)	TV Media (Non- GAAP)
	Nine Months Ended September 30,	Period From August 7 - September 30,	Period From January 1 - August 6,			Nine Months Ended September 30,	Pro Forma Increase/ (Decrease) (e)
Advertising revenues	2026	2025	2025			2025	$	%
Domestic	$4,149	$818	$3,585	$(5)	$3,580	$4,398	$(249)	(6)%
International	536	159	595	—	595	754	(218)	(29)
Total	$4,685	$977	$4,180	$(5)	$4,175	$5,152	$(467)	(9)%
(a) Reflects the transfer of the historical TV Media studio operations to the Studios segment and our premium cable channel, Paramount+
with Showtime, to the Direct-to-Consumer segment, and updates to our segment expense allocations to better reflect how we operate and make cost decisions across the business.
(b) Supplemental Non-GAAP Pro Forma Revenues for the nine months ended September 30, 2025 reflect the combination of the
Predecessor Non-GAAP TV Media revenues for the period from January 1 - August 6, 2025 with the Successor revenues for the TV
Media segment for the period from August 7 - September 30, 2025. While the Successor and Predecessor periods are distinct reporting periods, revenues were not impacted by the new accounting basis established for Paramount Global’s net assets, and are supplementally presented on a pro forma combined basis to help investors view these revenues in a manner consistent with our management.
(c) Other segment expenses for our TV Media segment include employee compensation; revenue-sharing costs to television stations affiliated with the CBS Television Network; costs relating to the distribution of our content; costs for research, occupancy, technology, and professional services; and other costs associated with our operations.
(d)  In the first quarter of 2026, we renamed our primary measure of profit and loss for our operating segments from Adjusted OIBDA to
Adjusted EBITDA. See Note 14 to the consolidated financial statements.
(e) Reflects the comparison between the Successor results for the nine months ended September 30, 2026 to the non-GAAP pro forma revenues for the nine months ended September 30, 2025.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular amounts in millions, except per share amounts)
Revenues
Advertising
Advertising revenues for the nine months ended September 30, 2026 were impacted by declines in the linear advertising market. The 2025 Predecessor period from January 1 - August 6, 2025 benefited from CBS’s broadcast in the second quarter of 2025 of the National Semifinals and National Championship games of the NCAA
Tournament, which we have the rights to broadcast every other year.
On a pro forma basis, advertising revenues decreased 9%, which includes a decrease of 3% from the comparison to the NCAA Tournament, as well as a decrease of 2% from the absence of advertising revenues from Telefe and
Chilevisión, which were sold in October 2025 and January 2026, respectively, partially offset by an increase of 2%
from higher political advertising revenues.
Affiliate and Subscription
Affiliate and subscription revenues for the nine months ended September 30, 2026 were impacted by declines in linear subscribers.
Licensing and Other
Licensing and other revenues in 2026 and the 2025 Successor period primarily include revenues from the licensing of first-run syndicated programming. Revenues from our television studios are not included in 2026 and the 2025
Successor period, but were included in the 2025 Predecessor period.
Expenses
Content costs, advertising and marketing expenses, and other expenses for the nine months ended September 30,
2026 benefited from cost savings initiatives. Content costs for the nine months ended September 30, 2026 and the
2025 Successor period from August 7 - September 30, 2025 also reflect the impact from the net reduction in programming assets resulting from the pushdown of the Ultimate Parent’s basis. Content costs for the 2025
Predecessor period from January 1 - August 6, 2025 included costs associated with the broadcast of the National
Semifinals and National Championship games of the NCAA Tournament in the second quarter of 2025.
Adjusted EBITDA
Adjusted EBITDA for the nine months ended September 30, 2026 reflects the impact of cost savings initiatives and the pushdown of the Ultimate Parent’s basis.
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
Our investing and financing spending includes capital expenditures; acquisitions; funding of investments, including our streaming joint venture, SkyShowtime, under which we and our joint venture partner committed to support

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular amounts in millions, except per share amounts)
initial operations over a multiyear period; discretionary share repurchases; dividends; and principal payments on our outstanding indebtedness. Our long-term debt obligations due over the next five years (including the borrowings under our Unsecured Credit Facility defined and described below in Capital Structure) were $5.91 billion as of September 30, 2026. Following the completion of the WBD Merger, and the related financing transactions described in Capital Structure, long-term debt obligations due over the five years from the Closing
Date (excluding finance leases) were $20.29 billion. We routinely assess our capital structure and opportunistically enter into transactions to manage our outstanding debt maturities, which could result in a charge from the early extinguishment of debt.
In connection with the WBD Merger we issued or assumed additional debt with an aggregate principal amount of
$72.1 billion. We used the proceeds of the new borrowings, together with cash on hand and the proceeds of the
PIPE Transaction, to fund the acquisition consideration, repay WBD’s term loans, purchase notes of the WBD
Issuers in the Tender Offers, repay all borrowings under the Unsecured Credit Facility, and pay related fees and expenses. Our $5.0 billion senior secured revolving credit facility was undrawn at closing and is available for general corporate purposes. As a result of the increase in our indebtedness, we expect our interest payments to increase significantly in future periods, with annual interest payments expected to be approximately $6 billion. See
Capital Structure below for a description of our debt instruments, including their interest rates, maturities and covenants.
In addition, we expect to pay down and terminate WBD’s $4.0 billion accounts receivable securitization program
(of which $3.9 billion was utilized at the time of the WBD Merger) within 90 days of the Closing Date.
Funding for both our short-term and long-term operating, investing and financing needs will come primarily from cash flows from operating activities, cash and cash equivalents, which were $1.38 billion as of September 30,
2026, and our ability to refinance our debt. Any additional cash funding requirements are financed with short-term borrowings, including commercial paper, if available, and borrowings under the Revolving Credit Facility (defined below), and long-term debt.
Our access to capital markets and the cost of any new borrowings are impacted by factors outside our control, including economic and market conditions, as well as by ratings assigned by independent rating agencies, which also affect the applicable margins on borrowings under the Pro Rata Credit Agreement (see “Capital Structure”
below). As a result, there can be no assurance that we will be able to access capital markets on terms and conditions favorable to us.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular amounts in millions, except per share amounts)
Cash Flows
The changes in cash and cash equivalents were as follows:
Nine Months Ended September 30, 2026 and 2025

	Successor		Predecessor
	Nine Months Ended September 30,	Period From August 7 - September 30,	Period From January 1 - August 6,
	2026	2025	2025
Net cash flow provided by operating activities	$627	$268	$164
Net cash flow used for investing activities	(3,253)	(42)	(276)
Net cash flow provided by (used for) financing activities	762	(821)	(159)
Effect of exchange rate changes on cash and cash equivalents	(33)	7	70
Net decrease in cash and cash equivalents	$(1,897)	$(588)	$(201)
Operating Activities
Net cash flow provided by operating activities includes payments of $475 million for the nine months ended
September 30, 2026 (Successor), $80 million for the period from August 7 - September 30, 2025 (Successor), and
$226 million for the period from January 1 - August 6, 2025 (Predecessor) associated with restructuring, transaction-related items and transformation initiatives. Our transformation initiatives are related to advancing our technology and operations, including the unification and evolution of systems and platforms, and migration to the cloud.
Investing Activities
Nine Months Ended September 30, 2026 and 2025

	Successor		Predecessor
	Nine Months Ended September 30,	Period From August 7 - September 30,	Period From January 1 - August 6,
	2026	2025	2025
Investments	$(224)	$(1)	$(205)
Capital expenditures (a)	(242)	(46)	(134)
Advance consideration for WBD acquisition (b)	(2,800)	—	—
Proceeds from dispositions (c)	19	5	66
Other investing activities	(6)	—	(3)
Net cash flow used for investing activities	$(3,253)	$(42)	$(276)
(a) Includes payments associated with the implementation of our transformation initiatives of $42 million for the nine months ended September 30, 2026 (Successor), $1 million for the 2025 Successor period, and $2 million for the 2025
Predecessor period.
(b) Reflects the termination fee paid to Netflix, on behalf of WBD (See Note 2 to the consolidated financial statements).
(c) 2025 Predecessor period primarily reflects proceeds received from the disposition of a noncore business, and all periods include the collection of receivables associated with the 2022 sale of a 37.5% interest in The CW.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular amounts in millions, except per share amounts)
Financing Activities
Nine Months Ended September 30, 2026 and 2025

	Successor		Predecessor
	Nine Months Ended September 30,	Period From August 7 - September 30,	Period From January 1 - August 6,
	2026	2025	2025
Borrowings under credit facility	$3,595	$—	$—
Repayment of credit facility borrowings	(1,930)	—	—
Repayment of notes and debentures	(347)	—	—
Repayment of Skydance Media credit facility	—	(720)	—
Dividends paid on common stock	(174)	(33)	(101)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(122)	(63)	(26)
Payments to noncontrolling interests	(190)	(2)	(32)
Other financing activities	(70)	(3)	—
Net cash flow provided by (used for) financing activities	$762	$(821)	$(159)
Common Stock Dividends
The following table presents dividends declared per share and total dividends for Skydance Corporation Class A and B Common Stock for the Successor periods and Paramount Global’s Class A and Class B Common Stock for
the Predecessor periods.
Three and Nine Months Ended September 30, 2026 and 2025

	Successor		Predecessor	Successor		Predecessor
	Three Months Ended September 30,	Period From August 7 - September 30,	Period From July 1 - August 6,	Nine Months Ended September 30,	Period From August 7 - September 30,	Period From January 1 - August 6,
	2026	2025	2025	2026	2025	2025
Class A and Class B Common Stock
Dividends declared per common share	$.05	$.05	n/a	$.15	$.05	$.10

Total common stock dividends	$60	$58	n/a	$179	$58	$70

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular amounts in millions, except per share amounts)
Capital Structure
The following table sets forth our debt.

	At	At
	September 30, 2026	December 31, 2025
Senior debt	$11,760	$12,038
Junior debt	1,617	1,617
Borrowings under unsecured credit facility	1,665	—
Obligations under finance leases	2	3
Total debt (a)	15,044	13,658
Less current portion	668	433
Total long-term debt, net of current portion	$14,376	$13,225
(a)  In connection with the pushdown of the Ultimate Parent’s basis, our debt was recorded at fair value as of August 7,
2025, which resulted in a net decrease to our total debt balance of  $898 million, reflecting the reversal of a net unamortized discount of $390 million and unamortized deferred financing fees of $71 million, and a reduction of
$1.36 billion to adjust our debt to its fair value (see Note 3 to the consolidated financial statements). The adjustments to fair value for each of our senior and junior debt issuances are being amortized over the remaining term of the applicable issuance within interest expense. At September 30, 2026 and December 31, 2025, the total net unamortized fair value adjustments for our senior and junior debt was $1.25 billion and $1.32 billion, respectively. The face value of our total debt at September 30, 2026 and December 31, 2025 was $16.29 billion (including unsecured credit facility borrowings discussed below) and $14.98 billion, respectively.
Senior Debt
At September 30, 2026, our senior debt was comprised of senior notes and debentures due between 2026 and 2050 with interest rates ranging from 2.90% to 7.875%.
In January 2026, we repaid our $347 million of 4.0% senior notes at maturity and in October 2026 we repaid our
$86 million of 3.70% senior notes at maturity.
Junior Debt
At September 30, 2026, our junior debt was comprised of $628 million 6.25% junior subordinated debentures due
2057 and $989 million 6.375% junior subordinated debentures due 2062. The subordination and extended term, as well as an interest deferral option of our junior subordinated debentures, provide significant credit protection measures for senior creditors.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular amounts in millions, except per share amounts)
Supplemental Guarantor Financial Information
Paramount Global is a 100% owned subsidiary of Skydance Corporation. Upon the closing of the Skydance
Transactions, Skydance Corporation provided a full and unconditional parent guarantee of Paramount Global’s senior and junior debt. None of Skydance Corporation’s other subsidiaries are guarantors of Paramount Global’s debt.
The tables below present combined summarized financial information for Skydance Corporation, the parent guarantor, and Paramount Global, the issuer (jointly the “Obligor Group”) as standalone companies after elimination of intercompany transactions and balances, and do not include nonguarantor and nonissuer subsidiaries. This summarized financial information has been prepared and presented pursuant to the Securities and
Exchange Commission Regulation S-X Rule 13-01, “Financial Disclosures about Guarantors and Issuers of
Guaranteed Securities” and is not intended to present the financial position or results of operations of the Obligor
Group in accordance with U.S. GAAP.

Summarized Statement of Operations
	Nine Months Ended September 30,	Period From August 7 - December 31,
	2026	2025
Operating loss	$(358)	$(82)
Interest expense, net	$(718)	$(306)
Intercompany interest	$(242)	$(132)
Net loss	$(845)	$(546)

Summarized Balance Sheets
	At	At
	September 30, 2026	December 31, 2025
Current assets	$791	$1,350
Noncurrent assets	$290	$293
Debt, current	$667	$432
Current liabilities	$627	$664
Long-term debt	$14,375	$13,223
Noncurrent liabilities	$2,229	$2,222
Notes payable to nonguarantor subsidiaries	$1,898	$975

Commercial Paper
At both September 30, 2026 and December 31, 2025, we had no outstanding commercial paper borrowings.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular amounts in millions, except per share amounts)
Unsecured Credit Facility
In April 2026, we entered into an amendment to our previous credit facility (the “Unsecured Credit Facility”), increasing the commitments from $3.50 billion to $5.00 billion. The Unsecured Credit Facility was used for general corporate purposes and to support commercial paper borrowings, if any and also allowed us to borrow, at our option, in certain foreign currencies up to specified limits. In the first quarter of 2026, in connection with the
$2.8 billion termination fee paid to Netflix (see Note 2 to the consolidated financial statements), we borrowed
$2.15 billion under the Unsecured Credit Facility. As of September 30, 2026, outstanding borrowings totaled
$1.67 billion at a weighted average interest rate of 5.83% and the remaining availability was $3.3 billion. On the
Closing Date, in connection with the consummation of the WBD Merger, we repaid all borrowings with the funding from the PIPE Transaction described in Note 2 to the consolidated financial statements and terminated all credit commitments outstanding under the Unsecured Credit Facility.
The Unsecured Credit Facility had one principal financial covenant which set a maximum Consolidated Total
Leverage Ratio, which was the ratio of our Consolidated Indebtedness, net of a maximum of $3.0 billion of unrestricted cash and cash equivalents at the end of a quarter, to our Consolidated EBITDA (each as defined in the credit agreement for the Unsecured Credit Facility) for the trailing twelve-month period at the end of each quarter.
The maximum ratio was 4.50x as of September 30, 2026 and we met the covenant.
Other Bank Borrowings
At both September 30, 2026 and December 31, 2025, there were no outstanding bank borrowings under Miramax’s
$50 million credit facility that matures in November 2027.
Subsequent Events in Connection with the WBD Merger
In connection with the WBD Merger we issued or assumed additional debt with an aggregate principal amount of
$72.1 billion. This amount consists of (i) $56.9 billion of debt incurred to finance the WBD Merger, comprised of
$5.0 billion of borrowings under the Term A Loan Facilities and $9.5 billion of Term B-1 Loans, each under the
Pro Rata Credit Agreement, $30.0 billion of First Lien Senior Secured Notes (the “First Lien Notes”), and
$12.4 billion of Second Lien Senior Secured Notes (the “Second Lien Notes”), (ii) $12.6 billion of Second Lien
Senior Secured Notes issued in the Exchange Offers (the “Second Lien Exchange Notes”), and (iii) $2.7 billion of other outstanding unsecured notes and debentures of the WBD Issuers that we assumed. The newly issued debt is further discussed below.
Pro Rata Credit Agreement
The Pro Rata Credit Agreement provides for (i) a $5.00 billion five-year senior secured revolving credit facility
(the “Revolving Credit Facility”), (ii) a $2.5 billion three-year senior secured term loan A-1 facility and (iii) a
$2.5 billion five-year senior secured term loan A-2 facility (together, the “Term A Loan Facilities”). The availability and initial funding of the facilities under the Pro Rata Credit Agreement were subject to the consummation of the acquisition of WBD, the termination of the Unsecured Credit Facility, and other customary conditions and no amounts were outstanding as of September 30, 2026.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular amounts in millions, except per share amounts)
On the Closing Date, in connection with the completion of the WBD Merger, we borrowed the full $2.5 billion under each of the Term A Loan Facilities. The commitments under the Revolving Credit Facility became available on the Closing Date, and no amounts were drawn. Also on the Closing Date, we entered into Amendment No. 1 to the Pro Rata Credit Agreement (“Credit Agreement Amendment No. 1”), which provided for a senior secured incremental tranche of term B loans consisting of (i) $8.5 billion of seven-year U.S. dollar-denominated term B-1 loans (the “Dollar Term B-1 Loans”) and (ii) €850 million of seven-year euro-denominated term B-1 loans (the
“Euro Term B-1 Loans” and, together with the Dollar Term B-1 Loans, the “Term B-1 Loans”). We borrowed the full amount of the Term B-1 Loans on the Closing Date. The Term B-1 Loans mature on the seventh anniversary of the Closing Date.
The loans drawn under the Term A Loan Facilities and the Revolving Credit Facility bear interest at a rate determined at the time of each borrowing and are generally based on either the prime rate in the U.S. or an applicable benchmark rate plus a margin (based on Skydance’s corporate family rating), depending on the type and tenor of the loans entered into. The benchmark rate for loans denominated in U.S. dollars is Term SOFR, and for loans denominated in euros, sterling and yen is EURIBOR, SONIA and TIBOR, respectively.
The Dollar Term B-1 Loans bear interest, at our option, at a rate per annum equal to either the Alternate Base Rate
(as defined in the Pro Rata Credit Agreement) or Term SOFR plus a margin based on our Leverage Ratio that ranges between 1.75% and 1.50% for Alternate Base Rate loans and 2.75% and 2.50% for Term SOFR Rate loans.
The Euro Term B-1 Loans bear interest at a rate per annum equal to EURIBOR plus a margin based on our
Leverage Ratio that ranges between 2.75% and 2.50%. Beginning with the quarter ending December 31, 2029, the
Dollar Term B-1 Loans will amortize at 1.00% of the initial principal amount per annum in quarterly installments, with the remaining balance payable at maturity. No regular amortization is required with respect to the Euro Term
B-1 Loans.
Interest rates on benchmark rate borrowings under the Pro Rata Credit Agreement, including the Term A Loan
Facilities and the Term B-1 Loans, reset at the beginning of each interest period, and as a result, interest expense on these borrowings will fluctuate with changes in market interest rates. In addition, the applicable margins may change based on changes in our corporate family rating or the Leverage Ratio, as applicable.
Priority
The obligations under the Pro Rata Credit Agreement have been secured on a first lien basis on all or substantially all of the assets of Skydance and its U.S. subsidiaries (including Paramount Global, Skydance Media, LLC, and each of its respective U.S. subsidiaries) that are guarantors, excluding real property and subject to other customary exceptions and a cap on the amount of assets and property of Paramount Global that can be subject to a lien securing the Pro Rata Credit Agreement. On the date Skydance achieves certain credit ratings and satisfies certain other conditions as specified in the Pro Rata Credit Agreement (such date, the “Investment Grade Fall-Away
Date”), the obligations under the Pro Rata Credit Agreement will become unsecured, and the guarantee of such obligations by the subsidiary guarantors will be released (subject to certain exceptions).

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular amounts in millions, except per share amounts)
Covenants
The Pro Rata Credit Agreement contains customary representations and warranties and also contains financial covenants that require our Leverage Ratio and First Lien Net Leverage Ratio (each as defined in the Pro Rata
Credit Agreement) not to exceed 5.50x and 3.25x, respectively, in each case, at the end of each fiscal quarter. On and after the Investment Grade Fall-Away Date, the First Lien Net Leverage Ratio financial covenant will cease to apply and the Leverage Ratio financial covenant will be modified requiring that our Leverage Ratio not exceed
4.50x at the end of each fiscal quarter.
Optional Redemption
The loans under the Pro Rata Credit Agreement may be voluntarily prepaid, and unutilized commitments thereunder may be voluntarily reduced, without penalty, other than customary breakage costs and, in the case of the Term B-1 Loans, a 1.00% premium on Term B-1 Loans that are prepaid, converted or subjected to a pricing reduction within six months after the Closing Date.
Senior Secured Notes
On October 5, 2026, we issued, in private placements exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), $30.0 billion aggregate principal amount of First Lien Notes and $11.4 billion aggregate principal amount of Second Lien Notes, together with €885 million aggregate principal amount of
Second Lien Notes denominated in euros (First Lien Notes together with the Second Lien Notes, the “Senior
Secured Notes”). The Senior Secured Notes bear interest at fixed rates, payable semi-annually in arrears, and consist of the following:

Issuance of Senior Secured Notes	Face Value
6.300% First Lien Notes due 2028	$3,500
6.550% First Lien Notes due 2029	3,500
7.050% First Lien Notes due 2031	6,500
7.550% First Lien Notes due 2033	5,250
7.900% First Lien Notes due 2036	5,250
8.650% First Lien Notes due 2046	1,250
8.750% First Lien Notes due 2056	3,500
8.900% First Lien Notes due 2066	1,250
8.250% Second Lien Notes due 2031	6,000
8.875% Second Lien Notes due 2034	4,000
9.125% Second Lien Notes due 2036	1,400
7.000% Euro Second Lien Notes due 2031 (€885 million)	1,003	(a)
Total Senior Secured Notes	$42,403
      (a) Translated at the spot rate at the time of pricing.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular amounts in millions, except per share amounts)
Priority
The First Lien Notes are secured by first-priority liens on all or substantially all of the assets of Skydance and the
Guarantors (as defined below) (the “Collateral”), subject to permitted liens and certain exceptions. The First Lien
Notes are guaranteed on a senior secured basis by each of Skydance’s existing and future wholly owned domestic subsidiaries that is a borrower under or guarantees obligations under the Pro Rata Credit Agreement (collectively, the “Guarantors”), subject to certain exceptions. The Second Lien Notes are secured by second-priority liens on the
Collateral, subject to permitted liens and certain exceptions. The Second Lien Notes are guaranteed on a senior secured basis by the Guarantors. Upon the occurrence of an Investment Grade Event (as defined in the applicable supplemental indenture for each series of notes with respect to the Senior Secured Notes, subject to certain conditions (including the concurrent release of liens and guarantees securing other secured debt and the Company having no greater than $250 million of term B loans outstanding at such time), the liens on the Collateral securing such series of notes will be released and the note guarantees with respect to such series will be released. In addition, certain covenants set forth in the applicable supplemental indenture relating to asset sales and future subsidiary guarantors will cease to apply to such series of notes. These releases and covenant suspensions are permanent and will not be reinstated upon any subsequent downgrade or withdrawal of the applicable investment grade ratings.
Registration Rights
Pursuant to the registration rights agreement, dated as of October 5, 2026 (the “First Lien Senior Secured Notes
Registration Rights Agreement”), we have agreed to use commercially reasonable efforts to (i) file a registration statement with respect to a registered offer to exchange each series of the First Lien Notes for new notes with terms substantially identical in all material respects to such series of the First Lien Notes (such new notes, the “Exchange
Notes”) and cause the registration statement to be declared effective under the Securities Act within 730 days of
October 5, 2026, or (ii) in certain circumstances, file a shelf registration statement with respect to resales of the
First Lien Notes. The Second Lien Notes do not have any registration rights.
Optional Redemption and Change of Control Provisions
Each series of First Lien Notes may be redeemed at our option, in whole or in part, at a “make-whole” premium prior to the applicable par call date and at 100% of principal on or after that date. For each series of First Lien
Notes, the par call date is within one to six months of maturity. For the Second Lien Notes, prior to October 15,
2028 (2031 Euro and 2031 Second Lien Notes), October 15, 2029 (2034 Second Lien Notes) and October 15, 2031
(2036 Second Lien Notes), we may redeem each series, in whole or in part, at a “make-whole” premium.
Thereafter each series of Second Lien Notes can be redeemed at call premiums starting at 3.500% to 4.563% of principal and declining to zero one year prior to maturity (2031 Euro and 2031 Second Lien Notes) and three years prior to maturity (2034 and 2036 Second Lien Notes). In addition, before October 15, 2028 (2031 Euro and 2031
Second Lien Notes) or October 15, 2029 (2034 and 2036 Second Lien Notes), we may redeem up to 40% of a series of Second Lien Notes with the proceeds of equity offerings at 107.0% to 109.125% of principal, and up to
10% of such a series per calendar year at 103% of principal, plus in each case accrued and unpaid interest.
In addition, upon a change of control triggering event, holders of our Senior Secured Notes may require us to repurchase their notes at 101% of principal plus accrued and unpaid interest.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular amounts in millions, except per share amounts)
WBD Exchange Offers and Tender Offers
In May 2026, we commenced offers to exchange any and all of certain outstanding senior notes issued by the
WBD Issuers for Second Lien Exchange Notes newly issued by Skydance and also commenced offers to purchase for cash two additional series of senior notes of the WBD Issuers. The Exchange Offers expired on October 6,
2026 following the closing of the WBD Merger, and holders of approximately 99.15% of the notes eligible to participate in the Exchange Offers validly tendered their notes. Accordingly, upon settlement on October 9, 2026, we issued to such holders $11.98 billion aggregate principal amount of dollar-denominated Second Lien Exchange
Notes and €546.5 million aggregate principal amount of euro-denominated Second Lien Exchange Notes. Such notes were issued in private placements exempt from registration under the Securities Act. The dollar-denominated notes pay interest semi-annually, and the euro-denominated notes pay interest annually, in each case in arrears. The
Second Lien Exchange Notes consist of the following:

Senior Secured Exchange Notes	Face Value
6.304% Second Lien Exchange Notes due 2029	$1,344
6.25% Second Lien Exchange Notes due 2029	654
4.875% Second Lien Exchange Notes due 2030	901
4.904% Second Lien Exchange Notes due 2032	2,674
5.00% Second Lien Exchange Notes due 2037	447
6.35% Second Lien Exchange Notes due 2040	432
4.95% Second Lien Exchange Notes due 2042	130
5.05% Second Lien Exchange Notes due 2042	4,065
4.875% Second Lien Exchange Notes due 2043	141
5.20% Second Lien Exchange Notes due 2047	3
5.30% Second Lien Exchange Notes due 2049	248
5.141% Second Lien Exchange Notes due 2052	944
5.802% Second Lien Exchange Notes due 2030 (€235 million)	263
5.068% Second Lien Exchange Notes due 2033 (€311 million)	349
Total Senior Secured Exchange Notes	$12,595
The Exchange Offers have been accounted for as debt modifications. Accordingly, the Second Lien Exchange
Notes were recorded at the carrying amount of the exchanged WBD notes.
The Second Lien Exchange Notes are senior secured obligations, guaranteed by the Guarantors and secured by second-priority liens on the Collateral. They are junior in lien priority to the First Lien Notes and the loans and commitments under the Pro Rata Credit Agreement, and equal in lien priority to the Second Lien Notes.
The Second Lien Exchange Notes are redeemable at our option. Most series may be redeemed at a “make-whole”
price before their par call date, which is between one and six months before maturity, and at 100% of principal on or after that date, plus accrued and unpaid interest in each case. The 2032 Second Lien Exchange Notes and 2052
Second Lien Exchange Notes follow the same terms but cannot be redeemed before March 15, 2027. The 6.35%
2040, 4.95% 2042, and 4.875% Second Lien Exchange Notes have no par call date and may be redeemed at any time at a “make-whole” price. The euro-denominated Second Lien Exchange Notes may also be redeemed in whole at par upon certain changes in U.S. tax law. The change of control, tender offer, covenant and Investment
Grade Event provisions of the Second Lien Exchange Notes are substantially the same as those of the Second Lien
Notes issued on October 5, 2026 described above. The Second Lien Exchange Notes do not have registration rights.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular amounts in millions, except per share amounts)
Concurrent with the Exchange Offers, on October 9, 2026 we purchased $2.40 billion in aggregate principal amount of senior notes of the WBD Issuers (approximately 98.83% of the outstanding principal amount of those series) for $2.38 billion in cash, plus accrued and unpaid interest, and the purchased notes were cancelled.
Guarantees
Letters of Credit and Surety Bonds
At September 30, 2026, we had outstanding letters of credit and surety bonds of $711 million that were not recorded on the Consolidated Balance Sheet, including $454 million issued under a $1.9 billion standby letter of credit facility. In accordance with the contractual requirements of one of our commitments, the letter of credit outstanding under this facility increases and decreases consistent with the related contractual commitment. Letters of credit and surety bonds are primarily used as security against non-performance in the normal course of business under contractual requirements of certain of our commitments. The standby letter of credit facility, which matures in May 2027, contains customary representations and warranties and covenants substantively similar to the Credit
Facilities under the Pro Rata Credit Agreement, including the same principal financial covenant (see Note 8 to the consolidated financial statements), and is secured on a first lien basis by the same collateral as the Pro Rata Credit
Agreement effective at closing of the WBD Merger.
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
Legal Matters
See Legal Matters section in Note 15 to the consolidated financial statements.
Cautionary Note Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains both historical and forward-looking statements, including statements related to our future financial results and performance, potential achievements and transactions (including in connection with our completed merger with WBD) and their expected benefits, and industry trends and developments. All statements that are not statements of historical fact are, or may be deemed to be, forward-
looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Similarly,
statements that describe our objectives, plans or goals are or may be forward-looking statements. These forward-
looking statements reflect our current expectations concerning future results and events; can generally be identified by the use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,”
“likely,” “will,” “may,” “could,” “estimate” or other similar words or phrases; and involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. These risks, uncertainties and other factors include, among others: risks that the expected benefits, synergies and opportunities of the WBD Merger may not be realized or may take longer to realize than expected; risks and costs associated with the integration of the business of WBD, including our ability

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular amounts in millions, except per share amounts)
to integrate successfully and to achieve anticipated synergies and financial targets; risks that we may not achieve the expected run-rate synergies or other financial goals within the expected time frames or at all; risks related to the commitments we made under the states consent decree; potential disruption to business operations and relationships, including our and WBD’s business and commercial relationships, as a result of the WBD Merger and ongoing integration; the risk of stockholder litigation and other litigation relating to the WBD Merger, including litigation that could result in the payment of damages; risks related to our streaming business; the adverse impact on our advertising revenues as a result of changes in consumer behavior, advertising market conditions and deficiencies in audience measurement; risks related to operating in highly competitive and dynamic industries; the unpredictable nature of consumer behavior, as well as evolving technologies and distribution models; risks related to our decisions to invest in new businesses, products, services and technologies, and the evolution of our business strategy; the potential for loss of carriage or other reduction in or the impact of negotiations for the distribution of our content; damage to our reputation or brands; losses due to asset impairment charges for goodwill, content and long-lived assets, including finite-lived intangible assets; liabilities related to discontinued operations and former businesses; increasing scrutiny of, and evolving expectations for, sustainability initiatives; evolving business continuity, cybersecurity, privacy and data protection and similar risks; challenges in protecting and maintaining our intellectual property rights; domestic and global political, economic and regulatory factors affecting our businesses generally; the inability to hire or retain key employees or secure creative talent; disruptions to our operations as a result of labor disputes; risks and costs associated with the integration of, and our ability to integrate, the businesses of Paramount Global, Skydance Media, LLC and WBD successfully and to achieve anticipated synergies, including in the amounts or on the timelines anticipated to realize such synergies; litigation relating to the Skydance Transactions potentially resulting in substantial costs; volatility in the price of our Class B
Common Stock; the effect our dual-class capital structure and the concentrated ownership may have on the price of our Class B Common Stock or business; risks related to a private sale of a controlling interest in our Company, including that our stockholders may not realize any change of control premium on shares of our Class B Common
Stock and that we may become subject to the control of a presently unknown third party; risks associated with our status as a “controlled company” under New York Stock Exchange rules, including our exemption from certain corporate governance requirements; risks associated with the lack of voting rights of our Class B Common Stock;
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
risks related to our ability to incur substantially more debt and our ability to meet the financial and other covenants contained in the agreements governing our substantial indebtedness; risks relating to our ability to deleverage the business in accordance with management’s targets, including risks arising from assumptions, uncertainties and contingencies that may affect our ability to reduce indebtedness; risks relating to management’s ability to execute on our strategic plan and improve our financial profile and cash flows from operations; risks relating to any capital or other financing we may have to raise in order to reduce our indebtedness following the WBD Merger; risks of reduced ownership and economic interest by our previous stockholders as a result of the WBD Merger; risks related to our Warrants; and other factors described in our news releases and filings with the Securities and
Exchange Commission, including but not limited to our most recent Annual Report on Form 10-K and our reports on Form 10-Q and Form 8-K. There may be additional risks, uncertainties and factors that we do not currently view as material or that are not necessarily known. The forward-looking statements included in this Quarterly
Report on Form 10-Q are made only as of the date hereof, and we do not undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Updates to our market risk exposure from those described in Item 7A, “Quantitative and Qualitative Disclosures
About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2025 are described below.
Interest Rate Risk
On October 6, 2026, in connection with the completion of the WBD Merger, we borrowed $5.0 billion of Term A
Loans and $8.5 billion and €850 million of Term B-1 Loans under our Pro Rata Credit Agreement (see Note 8 to the consolidated financial statements). These loans bear interest at variable rates based on Term SOFR or, for the
Euro Term B-1 Loans, EURIBOR, plus an applicable margin, and expose us to changes in market interest rates. As of October 6, 2026, the aggregate principal amount of our variable-rate borrowings was approximately $14.5 billion. A hypothetical 1.00% increase or decrease in the applicable benchmark rates would increase or decrease our annual interest expense by approximately $145 million. Our senior secured notes, including the second lien secured exchange notes issued in the Exchange Offers, bear interest at fixed rates.
Foreign Currency Exchange Rate Risk
The Euro Term B-1 Loans and our euro-denominated second lien senior secured notes expose us to risk from movements in foreign currency exchange rates when translating from euros to U.S. dollars. We entered into fixed-
for-fixed cross-currency swaps to hedge this exposure on the second lien senior secured notes, which are designated as fair value hedges. The Euro Term B-1 Loans were designated as hedges of our net investment in certain euro functional currency subsidiaries. See Note 9 to the consolidated financial statements.

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
The information set forth in Note 15 to the consolidated financial statements appearing in Item 1 of Part I of this
Quarterly Report on Form 10-Q under the caption “Legal Matters” is incorporated by reference herein.

Item 1A.	Risk Factors.
In addition to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2025
(filed with the Securities and Exchange Commission on February 25, 2026), the following risks relating to the
WBD Merger and our issuance on October 13, 2026 of warrants to purchase shares of our Class B Common Stock
(the “Warrants”) could adversely affect our business, financial condition or results of operations. Capitalized terms used in the section entitled “Risks Relating to the Warrants” but not defined in that section have the meanings given in our prospectus supplement relating to the Warrants, filed with the Securities and Exchange Commission on October 5, 2026 (the “Prospectus”).
Risks Relating to the WBD Merger
The commitments we made under the States Consent Decree restrict how we operate our business, raise our costs and may require us to divest certain assets. Any failure to comply could subject us to monetary payments, required divestitures and other adverse consequences.
In September 2026, the Company and WBD entered into a Consent Decree (the “States Consent Decree”) with twelve states (collectively, the “Plaintiff States”). The States Consent Decree requires the combined company and its subsidiaries to meet a broad set of commitments over a five-year commitment period. Among other things, the combined company must:
•release at least 30 to 32 films in the United States annually, subject to minimums for wide-release, independent, self-produced and higher-budget films, with theatrical windows of at least 45 days and no subscription streaming availability for at least 90 days;
•comply with negotiation obligations regarding affiliation terms for the Company’s and WBD’s basic cable portfolios; spend at least $300 million more annually on U.S. production than combined 2025 levels, retain and operate both studio lots, and honor existing collective bargaining agreements;
•fund $9.5 million annually in workforce and arts programs and $5 million annually for an Independent Film
Fund;
•establish a News Editorial Independence Board for CBS News and CNN and maintain Pluto TV as a free, ad-
supported service; and
•comply with monitoring and reporting obligations and reimburse up to $40 million of the Plaintiff States’ fees and costs.
These commitments restrict how and when we release films and will increase our costs. They may also limit our ability to realize the synergies we expect from the WBD Merger.
Additionally, if we fail to comply, we could face adverse consequences, including the divestiture of Miramax
Studios, a $30 million payment for each film shortfall and the divestiture of certain cable networks. Any divestiture could occur on unfavorable terms, and non-compliance could also lead to enforcement actions and reputational harm. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.
The WBD Merger may cause disruption in our business and commercial relationships.
The WBD Merger could cause disruptions to our business or commercial relationships, including those of the
WBD business, which could have an adverse impact on our business, financial condition or results of operations.
Parties with which we have business relationships may experience uncertainty regarding the integration of our businesses and the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with us. Parties with whom we or
WBD otherwise may have sought to establish business relationships may seek alternative relationships with third parties. We have experienced, and may continue to experience, negative publicity relating to the WBD Merger, which could have an adverse effect on our ongoing operations, including, but not limited to, retaining and attracting employees and creative talent, maintaining our relationships with existing customers and obtaining potential new customers. We compete with other content creators for creative talent, including producers, directors, actors and writers, and if we fail to retain or attract new key employees or creative talent, our business, financial condition or results of operations could be adversely affected.
The integration of WBD may place a significant burden on our management and internal resources. The diversion of management’s attention away from day-to-day business concerns and any difficulties encountered in the transition and integration process could adversely affect our business, financial condition or results of operations.
Litigation relating to the WBD Merger could result in the payment of damages.
In connection with the WBD Merger, we and WBD are subject to litigation and related proceedings, including proceedings seeking monetary damages, and we may become subject to additional litigation, demand letters, claims, enforcement actions or other proceedings relating to the WBD Merger. See Note 15 to the consolidated financial statements appearing in Item 1 of Part I of this Quarterly Report on Form 10-Q under the caption “Legal
Matters—Litigation Relating to the WBD Merger,” and Part II, Item 1, “Legal Proceedings,” for additional information regarding certain pending WBD Merger litigation and related proceedings.
The outcome of litigation and other proceedings is uncertain, and these matters, and any additional litigation, demand letters, claims, enforcement actions or other proceedings relating to the WBD Merger, could result in substantial costs, result in the payment of damages, or otherwise adversely affect our business, financial condition or results of operations.
In addition, governmental authorities could initiate additional actions challenging the WBD Merger, which could result in burdensome conditions, terms, obligations or restrictions, or otherwise adversely affect the post-close entity.
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
Our ability to realize the anticipated benefits of the WBD Merger will depend, to a large extent, on our ability to integrate WBD’s business in a manner that facilitates growth opportunities or achieves the potential synergies, cost savings or revenue growth opportunities we have identified without adversely affecting current revenues or investments in future growth. Even if we are able to successfully integrate WBD, the anticipated benefits of the

WBD Merger, including the expected synergies, may not be realized fully or at all or may take longer to realize than expected.
The acquisition of another public company and integration of its business with our business are complex, costly and time-consuming and may divert significant management attention or resources towards integration at the expense of our ordinary course business practices and operations. Post-closing, our management may face significant challenges in integrating the technologies, organizations, systems, procedures, policies and operations, as well as addressing the different business cultures at Skydance and WBD, managing the increased scale and scope of the combined businesses, identifying and eliminating duplicative programs, and retaining key personnel.
The post-closing integration process could take longer than anticipated and could result in the loss of key employees, the disruption of each company’s ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, employees or other third parties. The overall combination of
Skydance’s and WBD’s businesses may also result in material unanticipated expenses, liabilities, competitive disadvantages, and loss of customer, creative talent and other business relationships. Failure to efficiently and effectively integrate the two businesses and to realize the anticipated benefits of the WBD Merger could adversely affect our business, financial condition or results of operations.
The difficulties of combining the operations of Skydance and WBD include, among others:
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

Many of these factors are outside of our control, and any one of them could result in lower revenues, higher costs and diversion of management time and energy, which could materially and adversely impact our business, financial condition or results of operations. In addition, even if the operations of WBD’s business are integrated successfully with Skydance, the full benefits of the WBD Merger may not be realized, including, among others, the synergies, cost savings or sales or growth opportunities that are expected. These benefits may not be achieved within the anticipated time frame or at all. Further, additional unanticipated costs may be incurred in the integration of
WBD’s business and the financing of the transactions. All of these factors could cause dilution to the earnings per share of Skydance, decrease or delay the projected accretive effect of the WBD Merger, and negatively impact the price of our Class B Common Stock following the WBD Merger. As a result, no assurances can be provided that the acquisition of WBD will result in the realization of the full benefits expected from the WBD Merger within the anticipated time frames or at all.
We have incurred, and will continue to incur, substantial direct and indirect costs as a result of the WBD
Merger.
We have incurred, and will continue to incur, substantial expenses in connection with and as a result of completing the WBD Merger, including financial advisory, legal, accounting, consulting and other advisory fees and expenses, employee-benefit and related expenses, regulatory filings, financing fees and filing and printing fees. In addition, over a period of time following the closing of the WBD Merger (the “Closing”), we expect to incur substantial expenses in connection with integrating and coordinating WBD’s business, operations, policies and procedures.
While we have estimated the transaction and integration expenses we expect to incur, factors beyond our control could affect the total amount or the timing of these expenses. Many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These expenses may exceed the costs historically borne by us. These costs could adversely affect our business, financial condition or results of operations.
We incurred substantial indebtedness in connection with the WBD Merger, and our leverage may materially and adversely affect our business, financial condition and results of operations.
We incurred substantial indebtedness in connection with the WBD Merger. We incurred (or assumed) additional debt with an aggregate principal amount of $72.1 billion in connection with the WBD Merger. This amount consists of (i) $56.9 billion of debt incurred to finance the WBD Merger, comprised of $5.0 billion of borrowings under the Term A Loan Facilities and $9.5 billion of Term B-1 Loans, each under the Pro Rata Credit Agreement,
$30.0 billion of First Lien Senior Secured Notes, and $12.4 billion of Second Lien Senior Secured Notes, (ii)
$12.6 billion of Second Lien Exchange Notes issued in our exchange offers for certain outstanding senior notes of subsidiaries of WBD (the “WBD Issuers”), and (iii) $2.7 billion of other outstanding unsecured notes and debentures of the WBD Issuers that we assumed. The foregoing indebtedness was incurred (or assumed) following
September 30, 2026, and therefore constitutes a subsequent event, as described further in Note 2 and Note 8 to the consolidated financial statements. As a result, such indebtedness is in addition to our debt with an aggregate principal amount of $16.29 billion as of September 30, 2026 (of which $1.75 billion was repaid subsequent to
September 30, 2026, including in connection with the WBD Merger).
Our ability to make payments on and to refinance our indebtedness, including the debt incurred pursuant to the
WBD Merger, as well as any future debt that we may incur, will depend on our ability to generate cash in the future from operations or financings. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may not generate sufficient cash flow from our operations, or future borrowings may not be available to us in an amount sufficient, to service our debt and meet our business needs, such as funding working capital or the expansion of our operations.
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
The level and quality of the combined company’s earnings, operations, business and management, among other things, will impact the determination of the combined company’s credit ratings. A decrease in the ratings assigned to the combined company or any series of its debt by the ratings agencies may negatively impact the combined company’s access to the debt capital markets and increase the combined company’s cost of borrowing. There can be no assurance that the combined company will be able to obtain financing on acceptable terms or at all, or be able to generate sufficient cash flow to reduce leverage in the time frame expected or at all. In addition, there can be no assurance that the combined company will be able to maintain the creditworthiness or prospective credit ratings of Skydance or WBD, particularly given recent negative ratings actions or credit watches taken in light of the WBD Merger, and any further actual or anticipated changes or downgrades in such credit ratings may have a negative impact on the liquidity, capital position or access to capital markets of the combined company.
In addition, our leverage could put us at a competitive disadvantage compared to our competitors that are less leveraged. These competitors could have greater financial flexibility to pursue strategic acquisitions and secure additional financing for their operations. Our leverage could also impede our ability to withstand downturns in our industry or the economy in general.
Despite our current level of indebtedness, we may still incur substantially more indebtedness. This could exacerbate the risks associated with our substantial indebtedness.
We may incur substantial additional indebtedness in the future. The terms of the agreements governing the indebtedness we have incurred in connection with the WBD Merger may limit, but not prohibit, us from incurring additional indebtedness. If new indebtedness is added to our current debt levels, the related risks that we now face could increase. Any additional indebtedness could have the effect of, among other things, reducing our flexibility to respond to changing business and economic conditions. In addition, the amount of cash required to pay interest on any additional indebtedness levels will increase the demand on our cash resources and reduce funds available for capital expenditures, share repurchases and dividends, and other activities and may create competitive disadvantages for us relative to other companies with lower debt levels.
Our preexisting stockholders have a reduced ownership and economic interest in Skydance after the WBD
Merger. The PIPE Transaction and the issuance of the Warrants may cause dilution to the earnings per share of Skydance, which may negatively affect the market price of our Class B Common Stock.
Following the Closing, the Equity Syndication Parties (excluding affiliates of the Ellison Parties and RedBird)
received approximately 45% of the outstanding shares of our Class B Common Stock as a result of the PIPE
Transaction (as defined in the WBD Merger Agreement). The shares of Class B Common Stock issued in the PIPE
Transaction represent, in the aggregate, 78% of the shares of our Class B Common Stock outstanding after giving effect to the PIPE Transaction.
Consequently, our preexisting stockholders have a reduced ownership and economic interest following the consummation of the WBD Merger and the PIPE Transaction. Additionally, the Subscription Agreement with the
Ellison Parties resulted in the issuance of additional shares of Class B Common Stock in the amount required to finance the Ticking Consideration (as defined in the WBD Merger Agreement).
The shares of Class B Common Stock issued in the PIPE Transaction are deemed to be “restricted securities”
within the meaning of Rule 144 of the U.S. Securities Act of 1933, as amended (the “Securities Act”), subject to a holding period pursuant to Rule 144. The participants in the PIPE Transaction entered into a registration rights agreement that entitles them to certain demand, piggyback and resale registration rights. Certain participants have also entered into lock-ups that prohibit transfers of shares acquired in the PIPE Transaction for a period of 180 days without the prior consent of the Company, subject to certain carveouts. Such shares may be sold in the public market only if registered or if they qualify for an exemption from registration, including the exemptions pursuant to Rule 144. Consequently, the public float for our Class B Common Stock is smaller than it would be if the ownership of our Class B Common Stock were less concentrated. If we do not increase our public float following the Closing, our Class B Common Stock may be less liquid than the shares of companies with broader public ownership, which could increase the volatility and adversely affect the trading price of our Class B Common
Stock. While the exercise of Warrants would increase the total number of shares of Class B Common Stock outstanding, the exercise of Warrants may not meaningfully increase the public float of our Class B Common
Stock.
The issuance of shares of our Class B Common Stock as part of the PIPE Transaction and the shares of Class B
Common Stock issuable upon the exercise of the Warrants could have the effect of depressing the market price of our Class B Common Stock. Furthermore, if we raise additional equity capital following the Closing, including in order to achieve our deleveraging goals with respect to the substantial indebtedness we have incurred in connection with the WBD Merger, any such equity financings would result in additional dilution to holders of our common stock. In addition, we could encounter other transaction-related costs or effects, such as the failure to realize all of the benefits anticipated in the WBD Merger, which could cause dilution to earnings per share or decrease or delay the expected accretive effect of the WBD Merger and cause a decrease in the market price of our Class B Common
Stock.
Risks Relating to the Warrants
An active public market for the Warrants may not be sustained, which would adversely affect the liquidity and market price of the Warrants.
The Warrants are subject to trading dynamics over which we have no control. An active and orderly trading market for the Warrants may not be sustained. The trading market for the Warrants may lack adequate size, liquidity or price transparency or may have an unusually high bid-ask spread. Warrantholders may be unable to sell their
Warrants at a price that is favorable to such Warrantholders. The Warrants were distributed all at once, which could lead to demand and supply imbalances and negatively impact the trading price of the Warrants, particularly if there is little or no market demand for the Warrants.
The trading price for the Warrants may bear little or no relationship to traditional valuation methods, or to the market price of our Class B Common Stock, and therefore the trading price of the Warrants may fluctuate significantly.
The trading price of the Warrants may have little or no relationship to, and may be significantly lower, or at times higher, than the price that would otherwise be established using traditional indicators of value, such as our future prospects and those of our industry in general; future potential revenues, earnings, cash flows, and other financial and operating information, or multiples thereof; market prices of securities and other financial and operating information of companies engaged in activities similar to ours; and the views of research analysts. Warrantholders who do not intend to hold the Warrants may sell them, which may create downward pressure on the trading price of the Warrants.
Hedging arrangements relating to the Warrants may affect the value and volatility of our Class B Common
Stock or other securities.
In order to hedge their financial positions, Warrantholders may enter into hedging transactions with respect to our
Class B Common Stock or other securities of ours, may unwind or adjust hedging transactions and may purchase or sell large blocks of our Class B Common Stock or other securities in one or more market transactions, including in secondary market transactions. The effect, if any, of these activities on the trading price of our Class B Common
Stock or such other securities will depend in part on market conditions and cannot be known in advance, but any of these activities could adversely affect the value and price volatility of our Class B Common Stock or such other securities.
Warrantholders may lose some or all of their financial investment after exercising a Warrant.
Warrantholders may incur a financial or other loss upon or subsequent to the exercise of a Warrant due to a drop in our stock price, or by a failure to timely deliver shares as of any particular date after exercise, or for other reasons.
In order for Warrantholders to recover the value of their investment in the shares of Class B Common Stock received upon exercise of a Warrant at the Exercise Price for Physical Settlement, the aggregate value of Class B
Common Stock so received per Warrant must be more than the Exercise Price of such Warrant, which is initially
$12.00 per share. There can be no assurance that the market price of our Class B Common Stock will exceed the
Exercise Price for Physical Settlement at any time prior to the expiration of the Warrants. To the extent the market value of our Class B Common Stock does not exceed the Exercise Price for Physical Settlement, investors may be unable to resell shares at or above the price at which they acquired them through the exercise of Warrants for
Physical Settlement. The price of our Class B Common Stock may fluctuate significantly and trade below the
Exercise Price for Physical Settlement, in which case investors could incur substantial losses.
Speculation in our publicly traded Class B Common Stock or the Warrants may result in extreme price volatility.
Stockholders or Warrantholders or outside investors may speculate on the direction of movements in the price of our Class B Common Stock or Warrants. Speculation in the price of our Class B Common Stock or Warrants may involve long and short exposures. Sudden changes in demand or supply for our Class B Common Stock or
Warrants due to speculation or other reasons may create trading anomalies that add volatility to the trading price of these securities. The volatility or direction of our stock price or Warrant price may be unrelated or disproportionate to our operating results, which could cause significant losses to such investments.
We may designate an Early Expiration Date for the Warrants if certain stock price conditions are satisfied following the date that is the third anniversary of the issuance of the Warrants, which could shorten the period during which Warrantholders may exercise Warrants.
Following the date that is the third anniversary of the issuance of the Warrants, or October 13, 2029, if the Early
Expiration Price Condition is satisfied, we may, in our sole discretion, designate an Early Expiration Date for the
Warrants that is earlier than the Scheduled Expiration Date. As a result, Warrantholders may have less time to decide whether to exercise Warrants than if the Warrants remained outstanding until the Scheduled Expiration
Date. This could require Warrantholders to make investment decisions regarding the exercise of their Warrants earlier than they may otherwise have chosen, which could adversely affect the value of the Warrants.
The issuance of Class B Common Stock upon the exercise of the Warrants may depress the stock price for shares of our Class B Common Stock.
On October 13, 2026, we issued approximately 470.7 million Warrants, each of which is exercisable initially for one share of Class B Common Stock. Subject to the adjustment provisions of the Warrant Agreement, if all outstanding Warrants are exercised through Physical Settlement, we would issue approximately 470.7 million shares of Class B Common Stock, representing an approximately 9% increase from our number of shares of Class
B Common Stock outstanding as of November 4, 2026. The issuance of such additional shares of Class B Common
Stock upon exercise of the Warrants, and the resale of such shares on the open market after their issuance, or the perception that such sales could occur, could result in significant downward pressure on the stock price for shares of our Class B Common Stock. In addition, the price of our Class B Common Stock could be adversely affected by possible sales, including short sales, of our Class B Common Stock by investors in the Warrants and other securities who engage in hedging and arbitrage activities.
Warrantholders will not be entitled to any of the rights of holders of our Class B Common Stock and the
Warrants will not participate in any dividends prior to the exercise thereof.
In general, Warrantholders will not be entitled to any rights with respect to our Class B Common Stock, including, without limitation, voting rights and rights to receive any dividends or other distributions on our Class B Common
Stock, but Warrantholders will be subject to all changes affecting our Class B Common Stock.
Since August 7, 2025, we have declared five quarterly cash dividends of $0.05 per share on our Class A and Class
B Common Stock. The Warrants will not participate in any dividends declared on our shares of Class B Common
Stock. Additionally, although the Warrants will be adjusted for certain distributions on our Class B Common Stock as described in the Prospectus, the Warrants will not be adjusted for any regular quarterly cash dividends that are in the aggregate less than or equal to $0.05 per share of Class B Common Stock. Any determination to declare or pay dividends, including whether to continue paying our current quarterly dividend or to increase, reduce, suspend or discontinue it, would be made by our Board of Directors and would depend upon our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors that the Board of Directors deems relevant.
The Warrants do not automatically exercise, and any Warrant not exercised prior to the Expiration Date will lose all financial value.
The Warrants do not automatically exercise, even if the value of our Class B Common Stock receivable upon exercise of a Warrant exceeds the Exercise Price. Warrantholders are entitled to exercise the full number of
Warrants they hold or any portion thereof. Any Warrants that are not exercised (including due to failure to pay the
Exercise Price when due) during the Exercise Period will expire unexercised, meaning the Warrants will no longer exist, and Warrantholders will also not receive any shares of our Class B Common Stock or other value in connection with such Warrants.
Warrantholders may be subject to tax upon an adjustment to the Exercise Price or the Number of Shares even though they do not receive a corresponding cash distribution.
The Exercise Price and the Number of Shares are subject to adjustment in certain circumstances. To the extent any such adjustment or failure to adjust results in an increase in Warrantholders’ proportionate interest in our assets or our earnings and profits, Warrantholders may be deemed to have received for U.S. federal income tax purposes a taxable dividend to the extent deemed paid out of our earnings and profits without the receipt of any cash. If
Warrantholders are Non-U.S. Holders, such deemed dividend generally will be subject to U.S. federal withholding tax, which may be set off against shares of our Class B Common Stock to be delivered upon exercise of Warrants.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Company Purchases of Equity Securities
None.

Item 6.	Exhibits.

Exhibit No.		Description of Document
(10)		Material Contracts
(a)
Employment Agreement, dated as of September 27, 2026, by and among Paramount Skydance
Corporation, Paramount Global and Ynon Kreiz (incorporated by reference to Exhibit 10.1 to the
Current Report on Form 8-K of Paramount Skydance Corporation filed October 1, 2026) (File No.
001-42791).

(31)		Rule 13a-14(a)/15d-14(a) Certifications
(a)
Certification of the principal executive officer of Skydance Corporation pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b)
Certification of the principal financial officer of Skydance Corporation pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(32)		Section 1350 Certifications
(a)
Certification of the principal executive officer of Skydance Corporation furnished pursuant to 18
U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(furnished herewith).

(b)
Certification of the principal financial officer of Skydance Corporation furnished pursuant to 18
U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYDANCE CORPORATION (Registrant)

Date: November 9, 2026	/s/ Dennis Cinelli
Dennis Cinelli Chief Financial Officer

Date: November 9, 2026	/s/ Katherine Gill-Charest
Katherine Gill-Charest Executive Vice President, Controller and Chief Accounting Officer